Form 10QSB
period 2001-09-30
CYBERADS INC
filed 2001-11-20
CIK 1121520

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ______________________.

Commission file number: 333-62690


                                 CYBERADS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-1000634
--------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

3350 N.W. Boca Blvd., Suite A-44, Boca Raton, Florida           33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (561) 338-9399


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ ]           No   [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2001, there were 13,384,777 shares of Common Stock, par value $.001 per share, outstanding.

                                 CYBERADS, INC.



                                      INDEX





Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                         CYBERADS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                            ------------------------

                                     ASSETS
                                     ------
                                                                             (Unaudited)
CURRENT ASSETS
      Cash                                                                   $         0
      Accounts receivable                                                        148,282
      Deferred loan costs                                                         35,940
      Prepaid expenses                                                             2,040
                                                                             -----------
             Total Current Assets                                                186,262

PROPERTY AND EQUIPMENT - NET                                                      18,246
                                                                             -----------

TOTAL ASSETS                                                                 $   204,508
------------                                                                 ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                  $   203,252
      Related party advances                                                     559,649
      Loan payable                                                               150,000
      Other Current Liabilities                                                   66,990
                                                                             -----------
             Total Current Liabilities                                           979,891
                                                                             -----------


STOCKHOLDERS' DEFICIENCY
      Common stock, $.001 par value, 50,000,000 shares authorized,                13,295
         13,294,777 shares issued and outstanding
      Additional paid-in capital                                                 805,940
      Accumulated deficit                                                     (1,589,593)
                                                                             -----------
                                                                                (770,358)


      Less subscriptions receivable                                               (5,025)
                                                                             -----------

             Total Stockholders' Deficiency                                     (775,383)
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $   204,508
----------------------------------------------                               ===========

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE
                                     -------


                                                                                  Nine months
                                                                                     Ended
                                                                               September 30, 2001
                                                                               ------------------
                                                                                   (Unaudited)
REVENUES                                                                       $        1,586,341
                                                                               ------------------
EXPENSES
      Advertising                                                                          11,183
      Amortization of Loan Cost                                                            35,940
      Bad debts                                                                           368,913
      Cash and prize winners                                                                    -
      Cellular service charges                                                             74,121
      Commissions                                                                         829,914
      Consulting fees                                                                     242,750
      Depreciation                                                                          3,498
      Insurance                                                                            39,357
      Payroll expenses                                                                    594,641
      Postage and shipping                                                                 40,875
      Professional fees                                                                    81,709
      Rent and Storage                                                                     45,000
      Telephone                                                                            32,640
      Web development and access fees                                                      29,636
      Other operating expenses                                                            132,702
                                                                               ------------------
             Total Expenses                                                             2,562,879
                                                                               ------------------

NET INCOME/(LOSS)                                                              $         (976,538)
-----------------                                                              ==================




BASIC NET LOSS PER COMMON SHARE AND EQUIVALENTS -                              $            (0.07)
                                                                               ==================

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE
      PERIOD - BASIC                                                           $       13,293,489
                                                                               ==================

                                       4

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE
                                     -------


                                                                                Three months
                                                                                    Ended
                                                                             September 30, 2001
                                                                             ------------------
                                                                                 (Unaudited)
REVENUES                                                                     $          646,593
                                                                             ------------------
EXPENSES
      Advertising                                                                         2,458
      Amortization of Loan Cost                                                          35,940
      Bad debts                                                                         368,913
      Cash and prize winners                                                                  -
      Cellular service charges                                                           62,280
      Commissions                                                                       256,631
      Consulting fees                                                                    44,000
      Depreciation                                                                        2,870
      Insurance                                                                           8,641
      Payroll expenses                                                                  306,733
      Postage and shipping                                                               37,161
      Professional fees                                                                  23,013
      Rent and Storage                                                                   31,856
      Telephone                                                                          19,775
      Web development and access fees                                                    (2,495)
      Other operating expenses                                                           73,981
                                                                             ------------------
             Total Expenses                                                           1,271,757
                                                                             ------------------

NET (LOSS)                                                                   $         (625,164)
----------                                                                   ==================



BASIC NET LOSS PER COMMON SHARE AND EQUIVALENTS -                            $            (0.05)
                                                                             ==================
WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE
      PERIOD - BASIC                                                         $       13,294,777
                                                                             ==================

                         CYBERADS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM APRIL 12, 2000 (INCEPTION) TO SEPTEMBER 30, 2001
      --------------------------------------------------------------------






                                                                       ADDITIONAL                              DEFERRED
                                                    COMMON STOCK        PAID-IN    ACCUMULATED  SUBSCRIPTION  CONSULTING
                                                 SHARES      AMOUNT     CAPITAL      DEFICIT     RECEIVABLE      FEES       TOTAL
                                                 ------      ------     -------      -------     ----------      ----       -----
Stock issued to founders                       5,025,000  $   5,025                              $  (5,025)              $       -

Issuanance of common stock for:

      Cash, net of offering costs                410,000        410      364,645                                           365,055

      Services                                   300,000        300      299,700                              (150,000)    150,000

      In-kind contribution of services                 -          -       13,175                                            13,175

      Acquisition of IDS Cellular, Inc.        7,500,000      7,500       (6,500)                                            1,000

Net loss for the period ended
      December 31, 2000                                -          -                  (613,055)                            (613,055)
                                              ----------  ---------   ----------  -----------    ---------  ----------   ---------

BALANCE December 31, 2000                     13,235,000     13,235      671,020     (613,055)      (5,025)   (150,000)    (83,825)
                                              ----------  ---------   ----------  -----------    ---------  ----------   ---------

Issuanance of common stock for:

      Cash, net of offering costs                 59,777         60       53,740                                            53,800

      Deferred consulting fees recognized                                                                      150,000

      In-kind contribution of services                                     9,300

Value of options issued to Four Star
      Financials                                                          71,880

Net INCOME for the period ended
      September 30, 2001                                                             (976,538)                            (976,538)
                                              ----------  ---------  -----------  -----------    ---------  ----------   ---------

BALANCE September 30, 2001                    13,294,777  $  13,295  $   805,940  $(1,589,593)   $  (5,025) $        -   $(775,383)
                                              ==========  =========  ===========  ===========    =========  ==========   =========


                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE
                                     -------


                                                                                       Nine months
                                                                                          Ended
                                                                                   September 30, 2001
                                                                                   ------------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                                   $         (976,538)
      Adjustments to reconcile net income/(loss) to net cash
        used in operating activities:
      Amortization of Loan Cost                                                                35,940
      Depreciation                                                                              3,498
      Stock issued for services                                                               150,000
      In-kind contribution of services                                                          9,300
      Increase in accounts receivable                                                        (100,774)
      (Increase) in Deferred Loan Cost                                                        (71,880)
      (Increase) in prepaid expenses                                                            7,961
      Increase in accounts payable and accrued expenses                                       155,567
      Increase in related party accounts payable                                              411,620
      Increase in Other Current Liabilities                                                    66,990
                                                                                   ------------------
             Net Cash Used in Operating Activities                                           (308,316)
                                                                                   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                                     (16,726)
                                                                                   ------------------
             Net cash utilized in Investing activities                                        (16,726)
                                                                                   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans payable                                                               150,000
      Proceeds from issuance of common stock, net of offering costs                           125,680
                                                                                   ------------------
             Net cash Provided by Financing activities                                        275,680
                                                                                   ------------------

NET (DECREASE)/INCREASE IN CASH                                                               (49,362)
-------------------------------

CASH, BEGINNING OF PERIOD                                                                      49,362
-------------------------                                                          ------------------

CASH, END OF PERIOD                                                                $                0
-------------------                                                                ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------

In April 2000, the Company issued 5,025,000 shares of common stock to its founders for a subscription receivable.

In June 2001, The Company issued 300,000 options to Four Star Financial Services in connection with the credit facility they provided. The Company accounted for this transaction as a deferred loan cost with a value of $71,880

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMER 30, 2001


NOTE 1   OPERATIONS OF THE COMPANY

         The Company began operations during the fourth quarter of the year ended December 31, 2000. Accordingly, the Consolidated Statements of Operations and Cash Flows have not been presented on a comparative basis.

NOTE 2   FINANCIAL STATEMENT PRESENTATION

         All adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading, have been included.

NOTE 3   EARNINGS PER SHARE

         The Company has reported only basic earnings per share for the nine month and three month periods included in these financial statements. The diluted earnings per share have not been reported, as this would reflect an anti-dilutive effect on this calculation.

NOTE 4   LOAN PAYABLE

         The Company entered into a short-term credit facility with Four Star Financial Services, LLC ("Four Star") that provides up to $150,000. The credit facility carries a nominal interest rate of 33% per annum (and an effective interest rate of 216%) and matures on December 17, 2001. The Company granted Four Star options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.50. These options expire on June 22, 2006. The Company has recorded deferred interest in connection with this loan of $71.880 in connection with these options that will be amortized over the six-month period ending December 2001 at a rate of $12,000 per month.

NOTE 5   SEGMENT INFORMATION

         The Company operates in two business segments, internet database services and cellular phone applications. The following is a summary of the Company's segment information for the period ended September 30, 2001:

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


NOTE 5   SEGMENT INFORMATION - continued

        --------------------------------------------------- -------------- ---------------- -----------------
                                                            Internet          Cellular           Total
                                                            Database            Phone
                                                            Services         Application
        --------------------------------------------------- -------------- ---------------- -----------------
        Revenues                                            $       0      $1,586,341       $1,586,341
        --------------------------------------------------- -------------- ---------------- -----------------
        Segment (loss)                                        (41,445)       (935,093)        (976,538)
        --------------------------------------------------- -------------- ---------------- -----------------
        Total assets                                           24,066         213,355          237,421
        --------------------------------------------------- -------------- ---------------- -----------------
        Additions to long-lived assets                              0          16,726           16,726
        --------------------------------------------------- -------------- ---------------- -----------------
        Depreciation and amortization                             942           2,556            3,498
        --------------------------------------------------- -------------- ---------------- -----------------

The Company operates the cellular phone segment through its wholly owned subsidiary IDS Cellular, Inc. ("IDS"). IDS receives its revenues from processing applications for cellular phone services to one of several master dealers. The Company operates its internet database services through Netads of South Florida, Inc., a wholly owned subsidiary. The revenues for this segment will come from the rental of its database primarily to direct marketing organizations.

NOTE 6   GOING CONCERN

         As reflected in the accompanying financial statements, the Company's current period loss, working capital deficiency, and stockholders' deficiency of $1,586,341, $793,629 and $775,383, respectively, along with a cash flow deficiency from operations of $308,316, raised substantial doubts about its ability to continue as a going concern.

         The Company will be instituting several steps during the third and fourth quarters of this year that are expected to provide the additional cash infusion that will be required to fund operations during the next 12 months. These steps include the following: 1) Sign contracts directly with cellular providers whereby the Company will not have to go through a master dealer. This would speed-up cash receipts from billings by 7 to 10 days per invoice because currently the Company does not receive payment from the master dealer until the funds clear the master dealer's account. 2) The Company will attempt to establish a credit facility with a lender (bank or factor) and borrow against its bona fide receivables. This relationship will be pursued after the Company achieves step 1. 3) The Company intends to make secondary sales of stock to the public after the effective date of the Company's selling shareholder registration statement.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that when it accomplishes the steps outlined above that the Company would have sufficient liquidity to remain viable for at least 12 months following the date of these financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMER 30, 2001



NOTE 7 SUBSEQUENT EVENTS

         On September 9, 2001 the Company entered into an agreement with Dow Media, Inc. (Dow) under which, Dow will provide investor relations services. Dow will receive a total of 90,000 shares of the Company's stock in exchange for these services. The Contract requires Dow to provide these services for the 12-month period ending September 9, 2002. The shares were not issued until subsequent to the balance sheet and are currently restricted.

                                 CYBERADS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


General

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Overview

         Through our wholly owned subsidiary, IDS Cellular, Inc., we began operations in the fourth quarter of 2000 and began generating revenues in December 2000. IDS Cellular, Inc. receives revenue by obtaining cellular phone applications from several sources, including advertising banners placed at various websites, and submitting approved applications to master dealers that have contracted with various phone companies. IDS Cellular, Inc. has contracted to do business with the website hosts, which we pay a commission for each completed contract for cellular phone service. Management notes that a comparison of results of operations is not possible as our was incorporated in April 2000 and commenced operations in the fourth quarter of 2000.

Results of Operations

         Revenues were $47,548 from inception through December 31, 2000 and $1,586,341 for the nine months ended September 30, 2001. The $1,538,792 increase in revenues for the nine-month period ended September 30, 2001 as compared to revenues from our inception through December 31, 2000 reflects the commencement of our business operations, which occurred in December 2000. Materially all of our revenues were generated from the sale of cellular telephones and services. We generate revenues from commissions that are paid by certain service providers whom we refer cellular phone and service customers. Revenues are recorded at the time a cellular phone is delivered to a customer. We expect that our cellular phone services will continue to generate the majority of our revenues.

         Expenses for the nine months ended September 30, 2001 were $2,562,879 as compared to $660,603 from inception through December 31, 2000. Expenses through December 31, 2000 were mostly comprised of advertising costs of $112,744 and consulting fees of $321,000. Expenses for the nine month period ended September 30, 2001 were related to the growth of our business operations and other costs including, but not limited to, sales commissions for cellular phone services sales ($829,914); payroll expense ($597,641); and consulting fees ($242,750). The consulting services provided consisted of management services, day-to-day operational services, and website development. The majority of individuals that provided consulting services presently serve as officers or key

                         CYBERADS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


employees of our company. These services were initially provided under consulting arrangements due to our financial condition. Due to our lack of working capital, management believed it was less of a financial burden to work with consultants rather than hire employees. Consulting fees should decrease, as the majority of our consultants became employees of our company as our financial condition improved.

         Accounts receivable increased $100,774 from $47,508 as of December 31, 2000 to $148,282 as of September 30, 2001. This increase is a result of our increase in cellular phone services sales and the delay in collection of our receivables from these sales. Our receivables have been historically collected between 75 and 90 days after the close of the month in which they were created. Some of the delays were caused by problems incurred as our cellular phone operations were in its infancy. We wrote off accounts receivable totaling $368,913 during the third quarter that was deemed uncollectable as of the end of the period.

Liquidity and Capital Resources

         Since our inception we have experienced negative cash flow and have met our cash requirements by issuing, through a private placement, our common stock and by issuing stock as compensation for services provided. We have also funded current obligations through the issuance of common stock and related party loans. We generated additional funds through borrowings from an unrelated party.

         From inception until December 31, 2000, we relied on the proceeds from the private sales of our equity securities of $365,055 and loans from related parties to meet our cash requirements. Through September 30, 2001, we raised an additional $53,800 through the private sale of our equity securities.

         As of December 31, 2000 we had an accumulated deficit of $613,055 and cash in the bank of $49,362. At September 30, 2001 we had an accumulated deficit of $1,210,680 and cash in the bank of $-0-. The deficit has been funded through the sale of common stock totaling $365,055, a third party loan of $150,000 and loans from a related parties totaling $357,100.

         We anticipate losses from operations (primarily due to our results of operations for the nine months ended September 30, 2001) of approximately $350,000 for the year ending December 31, 2001. Our cash requirements over the next 12 months are anticipated to be approximately $3,500,000, consisting primarily of commission expenses, payroll expenses and consulting fees. The following sources, in addition to funds generated from operations, are available to fund current operations: loans from related parties ($289,871 during the current fiscal year); loans from third party lenders ($150,000 obtained on June 22, 2001) and private placement of our common stock for cash ($53,800 raised in first quarter 2001). We anticipate that cash generated from operations, previous loans and equity investments, and additional related party loans (if necessary) should be sufficient to provide us adequate liquidity and capital resources for the next 12 months.

                         CYBERADS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         We have received related party loans of $357,100, which are payable on demand. Related party loans were from International Dialing Services, which is wholly owned by Lawrence Levinson ($307,100) and Lawrence Levinson ($50,000). In addition, on June 22, 2001 we received a $150,000 loan from Four Star Financial Services, LLC, a California limited liability company. The loan is secured by a promissory note, personally guaranteed by Lawrence Levinson and a security interest in all our assets and accounts receivable. Four Star Financial Services, LLC also received a five-year option to purchase 300,000 shares of our common stock exercisable at $.50 per share. Our September 30, 2001 financial information records the value of the options as additional paid in capital with the offset being deferred interest expenses (a contra to the note payable). Costs will be amortized over the six-month term of the loan. The loan carries a 33% nominal annual interest and a 217% effective interest on the outstanding principal balance of the loan. The loan is due and payable on December 17, 2001.

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. We intend to increase our revenues by negotiating contracts directly with cellular providers. By contracting directly with providers we will eliminate third party master dealer agreements and the costs associated with these third party agreements. This will also speed up cash receipts by 7 to 10 days by dealing directly with cellular providers. In addition, we may increase the use of telemarketing companies to provide new sales leads. Management believes the advantage to using telemarketing companies is that telemarketing companies are only paid for successful leads. The incentive for telemarketing companies to find successful leads may increase our future sales. Finally, we intend to continue our affiliate program, from which results have improved over the past several months. We may also attempt to raise additional funds through private or public offerings. We may seek additional borrowings through a new credit facility or a third party lender by borrowing against our receivables. To date we have not identified any credit facility or third party lender.

         We have no expectation of cash requirements over the next 12 months for investing or financing activities. We believe if revenues generated over the three month period ended September 30, 2001 remain consistent, cash generated will be sufficient to support operations over the next 12 months.

Plan of Operations

         Over the next twelve months, we plan to expand our cellular phone marketing business. We recently leased additional office space to expand our cellular phone services division, which we believe will enable us to process all credit applications for wireless service with carriers' credit departments more efficiently. We anticipate hiring additional employees as the workload dictates. We do not anticipate any significant purchase of equipment unless we expand our business. However, an increase in business with AT&T which occurred subsequent

                         CYBERADS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



to September 30, 2001 will directly effect the number of cellular phones we keep in inventory, as contractual arrangements through AT&T require us to keep cellular phones for anticipated sales in inventory at all times. The increase in our cellular phone inventory will be reflected on our consolidated balance sheet for the period ended September 30, 2001. While our cellular phone inventory has increased, we have adequate space to maintain this inventory. The number and level of our employees at September 30, 2001 is adequate to maintain our business.

                                 CYBERADS, INC.


Part II: Other Information

ITEM 1:  Legal Proceedings
         None

ITEM 2:  Changes in Securities and Use of Proceeds

         On November 1, 2001 our board of directors adopted a stock option plan ("2001 Stock Option Plan") to provide additional incentive to retain and attract qualified and competent persons who are key employees, consultants, representatives, officers and directors of our company. 500,000 shares of Common Stock, $.001 par value per share, have been reserved for issuance under the 2001 Stock Option Plan.

ITEM 3:  Defaults upon Senior Securities
         None

ITEM 4:  Submission of Matters to a vote of Securities Holders
         None

ITEM 5:  Other Information

         On September 9, 2001, we entered into an agreement with Dow Media, Inc. under which Dow will provide us with investor relation services for a period of twelve months. Dow will receive 90,000 shares of our common stock for investor relation services provided to our company. These shares will be issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The shares will be restricted and will contain the appropriate restrictive legends.

         On October 30, 2001 CyberAds, Inc.'s selling shareholder registration statement on Form SB-2, covering 469,777 shares of common stock of CyberAds being offered by certain selling security holders, was declared effective by the Securities and Exchange Commission.


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B
                  None

         (b)      Reports on Form 8-K
                  None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                           CYBERADS, INC.


                                           By: /s/ Lawrence Levinson
                                              -----------------------
                                              Lawrence Levinson,
                                              Chief Executive Officer



                                           By: /s/ Robert B. Kline
                                              --------------------------------
                                              Robert B. Kline,
                                              Principal Accounting Officer

Dated: November 19, 2001