Form 10QSB/A
period 2001-09-30
CYBERADS INC
filed 2002-01-18
CIK 1121520

FORM 10-QSB/A


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

Issuance of common stock for:

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

Issuance of common stock for:

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
                                              ==========  =========  ===========  ===========    =========  ==========   =========


                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE
                                     -------



                                                                                       Nine months
                                                                                          Ended
                                                                                   September 30, 2001
                                                                                   ------------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                                   $         (976,538)
      Adjustments to reconcile net income/(loss) to net cash
        used in operating activities:

      Amortization of Loan Cost                                                                71,880

      Depreciation                                                                              3,498
      Stock issued for services                                                               150,000
      In-kind contribution of services                                                          9,300
      Increase in accounts receivable                                                        (100,774)
      (Increase) in Deferred Loan Cost                                                        (71,880)
      (Increase) in prepaid expenses                                                            7,961
      Increase in accounts payable and accrued expenses                                       155,567
      Increase in related party accounts payable                                              411,620
      Increase in Other Current Liabilities                                                    66,990

                                                                                   ------------------
             Net Cash Used in Operating Activities                                           (236,436)
                                                                                   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                                     (16,726)
                                                                                   ------------------
             Net cash utilized in Investing activities                                        (16,726)
                                                                                   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in loans payable                                                               150,000

      Proceeds from issuance of common stock, net of offering costs                            53,800
                                                                                   ------------------
             Net cash Provided by Financing activities                                        203,800
                                                                                   ------------------

NET (DECREASE)/INCREASE IN CASH                                                               (49,362)
-------------------------------

CASH, BEGINNING OF PERIOD                                                                      49,362
-------------------------                                                          ------------------

CASH, END OF PERIOD                                                                $                0
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

Results of Operations

         Revenues were $47,548 from inception through December 31, 2000 and $1,586,341 for the nine months ended September 30, 2001. The $1,538,793 increase in revenues for the nine-month period ended September 30, 2001 as compared to revenues from our inception through December 31, 2000 reflects the commencement of our business operations, which occurred in December 2000. Materially all of our revenues were generated from the sale of cellular telephones and services. We generate revenues from commissions that are paid by certain service providers whom we refer cellular phone and service customers. Revenues are recorded at the time a cellular phone is delivered to a customer. We expect that our cellular phone services will continue to generate the majority of our revenues.

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

         As of December 31, 2000 we had an accumulated deficit of $613,055 and cash in the bank of $49,362. At September 30, 2001 we had an accumulated deficit of $1,589,593 and nil cash in the bank. Since inception through September 30, 2001, the deficit has been partly funded through the sale of common stock totaling $490,735, a third party loan of $150,000 and net advances from related parties of $559,649 for an aggregate of $1,200,384.

         Our net loss for the nine month period ended September 30, 2001 is $976,538. We anticipate losses from operations (primarily due to our results of operations for the nine months ended September 30, 2001) of approximately $600,000 for the year ended December 31, 2001. Our cash requirements over the next 12 months are anticipated to be approximately $3,500,000, consisting primarily of commission expenses, payroll expenses and consulting fees. The following sources, in addition to funds generated from operations, are available to fund current operations: net advances from related parties ($559,649 during the current fiscal year); loans from third party lenders ($150,000 obtained on June 22, 2001) and private placement of our common stock for cash ($53,800 raised during the current fiscal year). We anticipate that cash generated from operations, previous loans and equity investments, and additional related party advances (if necessary) should be sufficient to provide us adequate liquidity and capital resources for the next 12 months.

                         CYBERADS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         We have received net related party advances of $559,649, which are payable on demand. Related party advances were from International Dialing Services, which is wholly owned by Lawrence Levinson ($307,100), Lawrence Levinson ($50,000) and other related parties ($202,549). In addition, on June 22, 2001 we received a $150,000 loan from Four Star Financial Services, LLC, a California limited liability company. The loan is secured by a promissory note, personally guaranteed by Lawrence Levinson and a security interest in all our assets and accounts receivable. Four Star Financial Services, LLC also received a five-year option to purchase 300,000 shares of our common stock exercisable at $.50 per share. Our September 30, 2001 financial information records the value of the options as additional paid in capital with the offset being deferred interest expenses (a contra to the note payable). Costs were amortized over the six month term of the loan. The loan from Four Star has been repaid.

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

         We have no expectation of cash requirements over the next 12 months for operating activities. We believe if the trend of increasing revenues remains consistent, cash generated will be sufficient to support operations over the next 12 months.

Plan of Operations

         Over the next twelve months, we plan to expand our cellular phone marketing business. We recently leased additional office space to expand our cellular phone services division, which we believe will enable us to process all credit applications for wireless service with carriers' credit departments more efficiently. We anticipate hiring additional employees as the workload dictates. We do not anticipate any significant purchase of equipment unless we expand our business. However, an anticipated increase in business with AT&T

                         CYBERADS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



will directly effect the number of cellular phones we keep in inventory, as contractual arrangements through AT&T require us to keep cellular phones for anticipated sales in inventory at all times. If our cellular phone inventory increases, we believe we will have adequate space to maintain this inventory. The number and level of our employees at September 30, 2001 is adequate to maintain our business.

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


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B
                  None

         (b)      Reports on Form 8-K
                  None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.



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


Dated: January 18, 2002