Form 10KSB
period 2001-12-31
CYBERADS INC
filed 2002-04-15
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        Commission file number 333-62690

                                 CYBERADS, INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

                  Florida                                    65-1000634
                  -------                                    ----------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

           6001 Park of Commerce Boulevard, Boca Raton, Florida 33487
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 338-9399
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:
          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $4,968,550

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($2.45 as of April 2, 2002) $18,294,828.65

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 2, 2002: 13,758,777 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes  [ ]    No  [X]

                                Table of Contents
                                                                                 Page
                                                                                 ----
PART I

Item 1.       Description of Business                                              1
Item 2.       Description of Property                                              9
Item 3.       Legal Proceedings                                                    9
Item 4        Submission of Matters to a Vote of Security Holders                  9

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters            10
Item 6.       Management's Discussion and Analysis or Plan of Operation           13
Item 7.       Financial Statements                                                16
Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                17

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                   17
Item 10.      Executive Compensation                                              19
Item 11.      Security Ownership of Certain Beneficial Owners and Management      22
Item 12.      Certain Relationships and Related Transactions                      24
Item 13.      Exhibits, Lists and Reports on Form 8-K                             26

PART I

Item 1.  Description of Business

Summary

         Organized under the laws of the State of Florida on April 12, 2000, CyberAds, Inc. initially compiled member lists through an Internet-based opt-in e-mail list found on our website "www.sportsforcash.com." "Internet-based opt-in e-mail" creates member lists by requiring website visitors to provide us with certain personal information and consent to receiving e-mails from our company in order to gain access to our website. Our goal was to sell the member lists to direct marketers seeking to target promotional campaigns to large groups of people via electronic mail. We initially had the concept of awarding prizes to attract potential members to our website www.sportsforcash.com. However, we terminated our prize program after determining that our business model was not profitable. This segment of our operations has been recently discontinued.

         In December 2000 we began utilizing member lists internally through our wholly-owned subsidiary, IDS Cellular, Inc. to market cellular phone services. When we began generating revenues from our cellular phone marketing services, we decided to focus exclusively on this line of business. We started an affiliate program to expand our potential customer base. Our affiliate program works by paying participating third party websites commissions for referring cellular phone customers to our "idscellular.com" website. A third party website will receive a commission if a customer it refers to us purchases a cellular phone or cellular services.

         All of our revenues are derived from our cellular phone marketing services. Our business now focuses exclusively on marketing cell phone services to potential consumers we are introduced to through our affiliate program and other third party telemarketing services.

Background and History

         We were incorporated under the laws of the State of Florida in April 2000. Our wholly owned subsidiary, IDS Cellular, Inc., which we acquired through a stock purchase effective December 31, 2000, was formed in December 2000 under the laws of the State of Florida.

         Our executive offices are located in Boca Raton, Florida and our telephone number is (561) 338-9399.

Strategy

         Our goal is to become a leader in direct marketing and sales on the Internet. We currently focus our marketing efforts exclusively towards the marketing and sale of cellular telephones and services. With our recent increase in revenues and third party financing, we intend to implement our strategy through the following:

         o Expand Affiliate Program. By offering participating third party websites commissions for directing potential customers to our website, we believe our affiliate program will continue to supply us with a substantial customer base.

         o Developing Additional Marketing Plans. Depending on the success of our cellular phone business, we may offer additional product or service lines using our affiliate program.

IDS Cellular Overview

         Our subsidiary, IDS Cellular, markets cellular phone services and plans to consumers. Our cellular phone services are marketed through an affiliate program. We attract third party websites to become part of our affiliate program by offering commissions for sales of cell phones and cell phone services in which they initiated the contact with the consumer. A website becomes an affiliate of our company by placing IDS Cellular advertising materials and banners on their websites. These advertisements and banners promote our cellular phone services. When a consumer on an affiliate's site clicks on our banner or advertising they are directed to idscellular.com.

         When a visitor enters our idscellular.com website, they are asked to provide personal credit information in order to qualify for a cellular phone service. In addition, this information determines whether the visitor is in a coverage area for any of the cell phone carriers that we refer applicants to. Once a coverage area is determined, the applicant will choose a respective calling plan and telephone. If the consumer provides this information, it is delivered to our executive offices where it is processed and a credit check is made. Depending on the consumer's credit history, the application is either approved or denied. An approved application is then further processed and directed to one of the carriers with whom we are associated. We currently have access to the following cell phone carriers:

         AT&T Wireless
         MCIWorldCom Wireless
         Triton PCS (SunCom)
         Telecorp PCS (SunCom)
         Alltel Communications

         We have not had any material problems with the services of the above carriers. We believe that we have access to enough carriers that the loss of any carrier would not materially effect our business.

         The above service providers have distinct standards and qualifications regarding the credit history of individuals in which they will provide services. We attempt to match a consumer's credit history with a service provider that will provide services to the individual and forward the applicant's information to the potential carrier's credit service. If the applicant is approved by any carrier credit service, we contact the consumer directly to verify his order. We then activate and ship the telephone to the consumer. The consumer will receive a bill for the telephone and service within 30-45 days of delivery.

IDS Cellular Operations

         Third Party Suppliers

         IDS Cellular entered into agreements with American Cellular Inc. and GT Global Communications, Inc., two companies that are licensed to sell AT&T and MCI WorldCom Wireless products and services, respectively. When either of these two companies activates and delivers an AT&T or MCI WorldCom Wireless cellular phone they are paid approximately $100 or more by AT&T or MCI WorldCom Wireless depending on the calling plan that is purchased by the consumer. Through our agreements with American Cellular and GT Global Communications, Inc. we receive between $65 and $75 per cellular telephone customer from these two companies. AT&T and MCI WorldCom Wireless are available in most major metropolitan areas and across the United States.

         IDS Cellular has also entered into an agreement with Beck Management, Inc., a company licensed to sell Sprint cellular services. Whenever we provide Beck Management with a cellular phone customer we receive between $67 and $350, depending on the services and/or equipment purchased by the customer.

         Direct Suppliers

         On September 25, 2001, IDS Cellular entered into a sales agency agreement with MCI WorldCom Wireless under which we have agreed to market MCI WorldCom Wireless' services as an independent authorized agent. Whenever we provide MCI WorldCom Wireless with a subscriber, we receive commissions between $125 and $285 based on the rate of the plan sold. In addition, we will receive activation bonuses based on monthly subscriber activations achieved.

         On July 9, 2001, IDS Cellular entered into a sales agency agreement with Triton PCS Operating Carrier L.L.C., a carrier of SunCom cellular services under which we have agreed to market SunCom Wireless services as an independent authorized agent. Whenever we provide SunCom Wireless with a subscriber, we receive commissions between $75.00 and $175.00 based on the rate of the plan sold. In addition, we will receive activation bonuses based on monthly subscriber activations achieved.

         On September 19, 2001, IDS Cellular entered into a sales agency agreement with Alltel Communications, Inc. under which we have agreed to market Alltel Wireless services as an independent authorized agent. Whenever we provide Alltel Wireless with a subscriber, we receive commissions between $125.00 and $275.00 based on the rate of the plan sold. In addition, we will receive activation bonuses based on monthly subscriber activations achieved.

         On August 10, 2001, IDS Cellular has entered into a sales agency agreement with Telecorp & Tritel Communications, Inc., a carrier of SunCom cellular services under which we have agreed to market SunCom Wireless services as an independent authorized agent. Whenever we provide SunCom Wireless with a subscriber, we receive commissions between $50.00 and $125.00 based on the rate of the plan sold. In addition, we will receive activation bonuses based on monthly subscriber activations achieved.

         In addition, on September 26, 2001, IDS Cellular has entered into a sales agency agreement with AT&T Wireless under which we have agreed to market AT&T services as an independent authorized agent. Whenever we provide AT&T with a subscriber, we receive commissions between $30.00 and $155.00 based on the rate of the plan sold. In addition, we will receive activation bonuses based on monthly subscriber activations achieved.

Customer Base

         The majority of our potential customers are identified through our affiliate program. To build our potential consumer base, we started an affiliate based marketing program which allows other Internet based businesses to refer potential consumers to our IDS Cellular website, idscellular.com. If a customer purchases and receives cellular phone service, the affiliate whom provided the referral will receive a commission from the sale. All visitors and sales are tracked through an administration portion of our site. Each affiliate has their own linking code to track their statistics. We presently have approximately 1,000 affiliates. Affiliate websites include, but are not limited to, the following:

         JobsOnline.com
         DirectStuff.com
         360i.com
         WebClients.net
         Lifeminders.com
         Euniverse.com
         YouWinIt.com
         Jackpot.com

         There are no contractual obligations under our affiliate program and we have not entered into written contracts with our affiliates. Third party websites elect to join our affiliate program by submitting to us an e-mail information form found on our idscellular.com website. Upon submitting the form via e-mail, the third party website receives a banner to place on its website describing our services and linking our services to its website. The affiliate will receive a commission for each sale initiated through the banner on its website. Commissions are paid to our affiliates on a monthly basis, 20 days after the month's end.

         If a consumer purchases a service agreement through AT&T, the website affiliate subsequently receives a commission ranging from $35 to $60. If the consumer purchases a service agreement through MCI WorldCom Wireless, Telecorp PCS, Alltel or SunCom, the website affiliate subsequently receives a commission ranging from $12.50 to $30.

         Since we derive the majority, if not all of our customers, from our affiliate program, commissions paid will continue to be a material cost for our company. We have historically paid high commissions in order to attract websites to our affiliate program.

         Since inception through March 31, 2001 our affiliate referrals were responsible for sending approximately 1,683,330 visitors to our website and generating deliveries of 4,762 cellular phones. From January 1, 2001 through September 30, 2001 referrals resulted in approximately 11,500,032 visitors to our website with deliveries of 18,819 phones. From October 1, 2001 through January 1, 2002 referrals resulted in approximately 5,207,605 visitors to our website with deliveries of 16,920 phones.

         IDS Cellular also generates business through telemarketing. We have entered into a one year agreement with Regal Marketing International, Inc., a telemarketing company. The agreement is terminable on 30 days written notice. We pay commissions to this telemarketing company on a delivered phone sale basis, the same way as our Internet affiliate program.

Cellular Phone Inventory

         We maintain an inventory of cellular phones to be distributed in connection with our AT&T and SunCom plans. We purchase cellular phones directly from American Cellular, Inc. for AT&T and we purchase directly from Triton PCS for SunCom. We ship these phones directly to consumers once the consumer verifies that they have accepted the order placed with either AT&T or SunCom.

Agreements and Access to Carriers

         We rely on relationships with several companies that are licenced to sell cellular services and products. We have entered into agreements with these companies as summarized below. If any of these agreements are terminated our business may be detrimentally affected.

         American Cellular, Inc. On November 1, 2000, we entered into an agreement with American Cellular, Inc. to market and provide MCI WorldCom Wireless cellular phone services to potential customers. Under our agreement with American Cellular, Inc. we shall receive 65% of the commissions paid by MCI WorldCom Wireless to American Cellular, Inc. in connection with new cellular customers. Our agreement with American Cellular, Inc. is terminable at will by either party. Lawrence Levinson, our majority shareholder and CEO, is a shareholder of American Cellular. In addition, American Cellular's majority shareholder is a minority shareholder in our company.

         GT Global Communications, Inc. On December 1, 2000, we entered into an agreement with GT Global Communications, Inc. to market and provide AT&T cellular phone services to potential customers. Under our agreement with GT Global Communications, Inc. we shall receive 75% of the commissions paid by AT&T to GT Global Communications, Inc. in connection with new cellular customers. Our agreement with GT Global Communications, Inc. is terminable at will by either party.

         Beck Management, Inc. On April 23, 2001, we entered into an agreement with Beck Management, Inc., a company licensed to sell Sprint cellular services. Whenever we provide Beck Management with a cellular phone customer we receive between $67 and $350, depending on the services and/or equipment purchased by the customer. This fee equals approximately 66% of the total commission paid by Sprint to Beck Management. Our agreement with Beck Management is terminable by either party upon 30 days written notice.

         Triton PCS Operating Carrier LLC (SunCom). On July 9, 2001, we entered into an electronic commerce marketing agreement with Triton PCS Operating Carrier LLC to market SunCom cellular products and services. The term of this agreement is for a period of one year commencing on July 9, 2001. Under this agreement we shall receive a fulfillment fee of between $75 and $150 whenever we provide Triton PCS with a cellular phone customer. In addition, if we exceed 400 sales per month we will receive an additional $25 per sale.

         MCI WorldCom Wireless. On September 25, 2001, we entered into a sales agency agreement with MCI WorldCom Wireless to market MCI WorldCom Wireless' services as an independent authorized agent. The term of the agreement is for one year commencing on September 25, 2001. Either party may terminate this agreement with or without cause at any time upon 90 days written notice. Under the agreement we receive initial commissions based on the amount of the monthly access charges of the rate plan that we sell to a subscriber. These commissions range from $125 to $285 per subscriber. In addition, we are entitled to activation bonuses based on monthly net subscriber activation achieved. This agreement with MCI WorldCom Wireless provides us with direct access to a cellular service provider.

         Alltel Communications, Inc. On September 19, 2001, we entered into an electronic commerce marketing agreement with Alltel Communications, Inc. to market SunCom cellular products and services. The term of this agreement is for a period of one year commencing on September 19, 2001. Under this agreement we shall receive a fulfillment fee of between $75.00 and $150.00 whenever we provide Alltel with a cellular phone customer. In addition, if we exceed 100 sales per month we will receive an additional $50 per sale.

         Telecorp & Tritel Communications, Inc. On August 10, 2001, we entered into an electronic commerce marketing agreement with Telecorp & Tritel Communications, Inc. to market SunCom cellular products and services. The term of this agreement is for a period of one year commencing on August 10, 2001. Under this agreement we shall receive a fulfillment fee of between $50.00 and $125.00 whenever we provide Telecorp & Tritel with a cellular phone customer. In addition, if we exceed 100 sales per month we will receive an additional $50 per sale.

         AT&T Wireless. On September 26, 2001, we entered into an electronic commerce marketing agreement with AT&T Wireless to market AT&T cellular products and services. The term of this agreement is for a period of one year commencing on September 26, 2001. Under this agreement we shall receive a fulfillment fee of between $30.00 and $155.00 whenever we provide AT&T with a cellular phone customer. In addition, if we exceed 100 sales per month we will receive an additional $50 per sale.

Related Parties and Reliance on Certain Cellular Providers

         We relied on four and two cellular telephone providers for approximately 78% and 100% of sales for the year ended December 31, 2001 and for the period from our inception to December 31, 2000, respectively. At December 31, 2001 and 2000 accounts receivable from those customers totaled $2,013,400 and $47,508, respectively.

         During 2000, we received 100% our revenue from American Cellular and GT Global. Our chief executive officer is a minority shareholder of American Cellular. During the year ended December 31, 2001 MCI Worldcom, AT&T Wireless, GT Global and SunCom were collectively responsible for 78% of our revenues.

Factoring Plan

         On October 17, 2001 we entered into a nine month master factoring agreement with Rockland Credit Financial LLC. The master factoring agreement was subsequently terminated on January 15, 2002, when the master factoring agreement was assumed by Webbank, a Utah industrial loan corporation. We entered into a new master factoring agreement with Webbank on January, 15, 2002 under materially the same terms as our initial agreement with Rockland. Under the terms of the agreement we may assign our weekly accounts receivable to Webbank and receive immediate payment equal to 50% of the weekly accounts receivable. When Webbank collects the assigned accounts receivable we receive the remaining balance on our weekly accounts receivable assigned to Webbank minus a discount ranging from 1.75% to 6.75% based on days elapsed between the initial assignment and Webbank's collection of the assigned weekly accounts receivable. Under the agreement we are obligated to factor $50,000 of our accounts receivable per month. In connection with the agreement we have granted Webbank a security interest in the following collateral: accounts receivable, inventory and computer equipment. In addition, we have granted Webbank a security interest in the proceeds from the sale of the above collateral. Through December 31, 2001 we factored approximately $547,000 of our accounts receivable.

Recent Events

         We recently formed a new subsidiary, CYAD Cellular Distributors, which commenced operations on January 25, 2002. CYAD Cellular Distributors was formed to purchase cellular phones and accessories and resell them to dealers in the United States and dealers and carriers outside the United States. We own 80% of CYAD. The remaining interested is owned by 2 unrelated individuals.

Competition

         The market for cellular phone marketing services is characterized by intense price competition. We compete with numerous well-established retailers, carriers, wholesale distributors and suppliers of cellular products and services, including AT&T, MCI WorldCom Wireless and MCI World Com. Substantially all of our competitors market the same or similar services directly to our customers and most have the financial resources to withstand substantial price competition and implement extensive advertising and promotional programs. In recent years, the price for services that we and our competitors have been able to charge customers has decreased, primarily as a result of lower costs and greater competition in the industry. We believe that significant price base competition will continue to exist for the foreseeable future. The cellular service industry is characterized by low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to maintain and establish relationships with carriers such as AT&T, MCI WorldCom Wireless and SunCom.

         The Internet, in general, and our e-messaging solutions in particular, also must compete for a share of advertisers' total advertising budgets with traditional advertising media such as television, radio, cable and print. Consequently, we compete with advertising and direct marketing agencies. To the extent that e-messaging is perceived to be a limited or ineffective advertising medium, companies may be reluctant to devote a significant portion of their advertising budget to our e- messaging solutions, which could limit the growth of e-messaging and negatively affect our business.

Trademarks and Patents

         We do not hold any trademark, copyright or patent protection.

Government Regulation

         At present, there are no specific regulations or approvals required by or from the Federal Government or state agencies for marketing the cellular services we offer. We are aware no proposed regulations that may have effect upon our business as a seller of cellular phone services.

         Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the Internet and negatively affect the demand for our direct marketing solutions or otherwise harm business. Laws and regulations may be adopted covering issues such as user privacy, pricing, libel, acceptable content, taxation, and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, and direct marketing medium.

         The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. This may impose additional burdens on companies conducting business over the Internet.

Employees

         We currently employ 75 people, all of whom are full-time employees, in the following capacities: 3 executive officers, 8 administrative and management employees and 64 sales and marketing persons. Our employees are not represented by a collective bargaining unit. We believe relations with our employees are good.

Item 2.  Description of Property

         On April 6, 2002 we relocated all of our operations to a 20,000 square foot facility located at 6001 Park of Commerce Blvd., Boca Raton, Florida. This property is leased from 6001, LLC. This new facility enables us to consolidate all of our operations under one facility. All cellular phone activations and shipping, which historically have taken place in three separate locations, are consolidated to this facility. The term of the lease is through April 1, 2005. We pay approximately $16,667 per month for the first year of the lease, $18,333 per month for the second year of the lease and $20,000 per month for the third year of the lease.

         We lease approximately 1,300 square feet of office space in Boca Raton, Florida from International Dialing Services, Inc., an affiliated company. The offices also houses our servers and IT operations. The lease term is through July 30, 2002. We currently occupy this space for approximately $975 per month.

         Commencing August 2, 2001, we entered into a 3 year lease agreement for our corporate offices in Boca Raton. We leased this space for $5,991.65 per month. The lease was terminated effective April 6, 2002. This space was used as our executive offices.

         Commencing April 2001, we entered into a sublease agreement with International Dialing Services, Inc. for additional office space located in Boca Raton, Florida. We subleased this office space under an oral agreement for $1,500.00 per month. This space is used for our cellular phone services division. The lease agreement terminated on April 1, 2002.

Item 3.  Legal Proceedings

         We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates currently a party in any legal proceeding adverse to our company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

         Our shares of common stock commenced trading on the OTC Bulletin Board on December 20, 2001 under the symbol "CYAD." Our closing price on April 2, 2002 was $2.45. From December 20, 2001 through April 30, 2002 the closing price of our common stock has reached a high of $4.00 and a low of $.75. 13,201,102 of our 13,758,777 outstanding shares of common stock are defined as restricted stock under the Securities Act. Of these shares, 6,291,500 shares are owned by our affiliates, as that term is defined under the Securities Act.

         There are currently approximately 76 holders of record of our common stock.

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid for the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Related Stockholder Matters

         Common Stock and Options

         On June 22, 2001, we issued Four Star Financial Services, LLC an option to acquire 300,000 shares of our common stock. The underlying shares of common stock are exercisable at $.50 per share until June 22, 2006. The underlying shares contain demand registration rights. The option was issued in connection with a loan provided by Four Star Financial Services, LLC. The option issued contains a legend restricting its transferability absent registration or available exemption. The option was issued under the exemption from registration pursuant to Section 4(2) of the Securities Act. Four Star Financial Services, LLC had access to information concerning our company and had the opportunity to ask questions about our company.

         On September 9, 2001 we entered into an agreement with Dow Media, Inc. under which Dow will provide our company management and organizational services. Dow received a total of 90,000 shares of our stock in exchange for these services. The contract requires Dow to provide these services for the 12-month period ending September 9, 2002. The shares were not issued until subsequent to our September 30, 2001 balance sheet. The shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Dow had access to information about our company and had the opportunity to ask questions about our company.

         On November 29, 2001, we entered into a consulting agreement with Steven M. Krause for various advisory and consulting services concerning product expansion and retrenchment, marketing consulting, strategic planning, introductions to telecommunications carriers and related organizations, evaluation and survey of our products and services in order to maintain market share and market penetration, and review and advice regarding our overall progress, needs and condition. The agreement commenced on November 29, 2001 and will continue for a term of 12 months unless extended. In consideration for current and prospective services, we issued to the consultant 200,000 shares of common stock, options to purchase 500,000 shares of common stock exercisable at $0.60 per share for a two-year term and options to purchase 200,000 shares of common stock exercisable at $.80 per share for a two-year term. The securities were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The consultant had access to information about our company and had the opportunity to ask questions about our company.

         On January 5, 2002 we issued 50,000 shares of common stock and options to purchase 50,000 shares of our common stock exercisable at $1.00 to Atlas Pearlman, P.A. as consideration for legal services provided to our company. The shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Atlas Pearlman, P.A. had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002 we entered into a business consulting agreement with Gene Foland, under which Mr. Foland will provide our company with business consulting services. Mr. Foland received options to purchase 1,300,000 shares of our common stock exercisable at $1.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Foland had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002 we entered into a product and sales development consulting agreement with James L. Ricketts, under which Mr. Ricketts received options to purchase 200,000 shares of our common stock exercisable at $1.00 per share and options to purchase 1,100,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Ricketts had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002 we entered into a product and sales development consulting agreement with James L. Copley, under which Mr. Copley received options to purchase 300,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Copley had access to information about our company and had the opportunity to ask questions about our company.

         On January 7, 2002 we issued an option to purchase 50,000 shares exercisable at $1.00 per share to our controller. Our controller received these options for services performed. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Our controller had access to information about our company and had the opportunity to ask questions about our company.

         On January 7, 2002 we issued options to purchase an aggregate of 100,000 shares of our common stock exercisable at $.25 per share to Daniel P. Johnson and John C. Redmond. These options were issued to Messrs. Johnson and Redmond as consideration for third party loans they made to International Dialing Services, Inc., an affiliate of our company. The loans made to International Dialing Services, Inc. were subsequently advanced to our company. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption.

         On January 8, 2002 we issued options to purchase an aggregate of 125,000 shares of our common stock exercisable at $1.00 per share to our current officers and directors. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption.

         On January 8, 2002 we issued an option to purchase 5,000,000 shares of our common stock exercisable at $1.00 per share to Lawrence Levinson. This option was issued in consideration for the advances that Mr. Levinson and his affiliates have made to our company and personal guarantees Mr. Levinson has made in favor of our company. The options were issued under an exemption from registration pursuant to section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability.

Preferred Stock

         On January 21, 2002 we issued 625,000 shares of series A convertible preferred stock to Lawrence Levinson as consideration for a $625,000 promissory note made by Mr. Levinson in favor of our company. The note is repayable in ten years. Interest for the term of the note is payable annually on the anniversary date of the note at an annual rate of 4.5%. Each share of the series A convertible preferred stock is convertible into one share of our common stock. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or available exemption.

         On January 21, 2002 we filed a certificate of designation designating 625,000 of our 5,000,000 shares of preferred stock as series A convertible preferred stock. The 625,000 shares of series A convertible preferred stock have a stated value of $1.00 per share. The shares were issued to our chief executive officer. The preferred stock has the following rights, preferences and privileges:

         Conversion. Each share of series A convertible preferred stock is convertible into one share of our common stock, at the option of the holder. The conversion rate is subject to adjustment upon the occurrence of certain events, including the issuance of our stock as a dividend or distribution on our common stock.

         Redemption. The shares are redeemable at our sole option for $1.00 per share.

         Voting. Each share of preferred stock is entitled to eight votes.

         Preference on Liquidation. Series A convertible preferred shares will be entitled to a preference on liquidation.

Item. 6  Management's Discussion and Analysis or Plan of Operation

General

         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements. Factors that might cause a difference include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this prospectus.

Overview

         Through our IDS Cellular subsidiary, we began operations in the fourth quarter of 2000 and began generating revenues in December 2000. Management notes that a comparison of results of operations for year ended 2000 and year ended 2001 may not be helpful as we were incorporated in April 2000 and commenced operations in the fourth quarter of 2000.

         Commencing in the fourth quarter of 2001, we began submitting contracts directly to several major wireless providers and began maintaining an inventory and ship phones directly to customers. Under these circumstances, we bear the risk of loss on the cellular phones and recognize a gross commission and related cost of goods sold for the cellular phone at the time the phone is shipped. Our gross margin will vary depending on the percentage of revenue received directly or indirectly from wireless providers.

Results of Operations

         Revenues were $47,548 from inception through December 31, 2000 and $4,968,550 for the year ended December 31, 2001. The $4,921,002 increase in revenues for the year ended December 31, 2001 as compared to revenues from our inception through December 31, 2000 reflects the commencement of our business operations, which occurred in December 2000. Cost of sales for the year ended December 31, 2001 were $1,147,668. Materially all of our revenues were generated from the sale of cellular telephones and services. We generate revenues from commissions that are paid by certain service providers whom we refer cellular phone and service customers. Revenues are recorded at the time a cellular phone is delivered to a customer. We expect that our cellular phone services will continue to generate the majority of our revenues.

         Expenses for the year ended December 31, 2001 were $4,473,260 as compared to $39,129 from inception through December 31, 2000. Expenses through December 31, 2000 were mostly comprised of start up costs. Expenses for the year ended December 31, 2001 were related to the growth of our business operations and other costs including, but not limited to, sales commissions for cellular phone services sales of $1,692,847; general and administrative expense of $1,732,327; and payroll expense of $1,048,086.

         Accounts receivable increased $1,987,419 from $47,508 as of December 31, 2000 to $2,034,927 as of December 31, 2001. This increase is a result of our increase in cellular phone services sales. Our receivables have been historically collected between 75 and 90 days after the close of the month in which they were created. Some of the delays were caused by problems incurred as our cellular phone operations were in its infancy. We wrote off accounts receivable totaling $399,869 during the year ended December 31, 2001 that were deemed uncollectible as of the end of the period.

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

         From inception until December 31, 2000, we relied on the proceeds from the private sales of our equity securities of $365,055 and loans from related parties to meet our cash requirements. For the year ended December 31, 2001, we raised an additional $53,800 through the private sale of our equity securities.

         As of December 31, 2000 we had an accumulated deficit of $613,055 and cash in the bank of $49,362. At December 31, 2001 we had an accumulated deficit of $1,639,714 and $39,968 cash in the bank. For the year ended December 31, 2001, the deficit has been partly funded through the sale of common stock totaling $53,800, net third party loans of $125,000, net proceeds from a factoring agreement (discussed below) of $547,041, and net advances from related parties of $963,671 for an aggregate of $1,689,512.

         Our net loss for the year ended December 31, 2001 is $1,026,659. Our cash expenditures over the next 12 months are anticipated to be approximately $10,000,000, consisting primarily of commission expenses, payroll expenses and consulting fees. The following sources, in addition to funds generated from operations, are available to fund current operations: net advances from related parties ($963,671 since inception); net loans from third party lenders ($125,000) and private placement of our common stock for cash ($53,800 during the year ended December 31, 2001). We anticipate that cash generated from operations, our current factoring plan, previous loans, equity investments and related party advances (if necessary) should be sufficient to provide us adequate liquidity and capital resources for the next 12 months.

         We have received related party advances of $1,031,200, which are payable on demand. Related party advances were from International Dialing Services, which is wholly owned by Lawrence Levinson ($598,100) and Lawrence Levinson ($433,100). In addition, on June 22, 2001 we received a $150,000 loan from Four Star Financial Services, LLC, a California limited liability company. The loan was secured by a promissory note, personally guaranteed by Lawrence Levinson and a security interest in all our assets and accounts receivable. Four Star Financial Services, LLC also received a five-year option to purchase 300,000 shares of our common stock exercisable at $.50 per share. Our December 31, 2001 financial information records the value of the options as additional paid in capital with the offset being deferred interest expenses (a contra to the note payable). Costs were amortized over the six-month term of the loan. The loan from Four Star has been repaid.

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. We have begun to increase our revenues by dealing directly with cellular providers. We have recently contracted directly with cellular providers, including, but not limited to, MCI WorldCom Wireless. By contracting directly with providers we will eliminate third party agreements and the costs associated with these third party agreements. This will also speed up cash receipts by 7 to 10 days by dealing directly with cellular providers. In addition, we may increase the use of telemarketing companies to provide new sales leads. Management believes the advantage to using telemarketing companies is that telemarketing companies are only paid for successful leads. The incentive for telemarketing companies to find successful leads may increase our future sales. Finally, we intend to continue our affiliate program, from which results have improved over the past several months. We may also attempt to raise additional funds through private or public offerings. We may seek additional borrowings through a new credit facility or a third party lender by borrowing against our receivables.

         On October 17, 2001 we entered into a nine month master factoring agreement that was cancelled on January 15, 2002 pursuant to a new master factoring agreement with Webbank, a Utah industrial loan corporation. On January 15, 2002 we entered into a nine month master factoring agreement with Webbank under the same terms as the initial agreement with Rockland. Under the terms of this agreement we may assign our weekly accounts receivable to Webbank and receive immediate payment equal to 50% of the weekly accounts receivable. When Webbank collects the assigned accounts receivable we receive the remaining balance on our weekly accounts receivable assigned to Webbank minus a discount ranging from 1.75% to 6.75% based on days elapsed between the initial assignment and Webbank's collection of the assigned weekly accounts receivable. Under the agreement we are obligated to factor $50,000 of our accounts receivable per month. In connection with the agreement we have granted Webbank a security interest in the following collateral: accounts receivable, inventory and computer equipment. In addition, we have granted Webbank a security interest in the proceeds from the sale of the above collateral. To date we have factored approximately $547,041 of our accounts receivable. As of December 31, 2001 we owed Rockland $547,041 on gross accounts receivable of $1,978,060. During 2001, we incurred $62,115 in factoring expenses.

         We have no expectation of cash requirements over the next 12 months for operating activities. We believe if the trend of increasing revenues remains consistent, cash generated will be sufficient to support operations over the next 12 months.

Plan of Operations

         Over the next twelve months, we plan to expand our cellular phone marketing business. In August 2001 and April 2002 we leased additional office space to expand our operations, which we believe will enable us to process all credit applications for wireless service with carriers' credit departments more efficiently. We anticipate hiring additional employees as the workload dictates. We do not anticipate any significant purchase of equipment unless we expand our business. However, an anticipated increase in business from direct contracts with cellular providers may effect the number of cellular phones we keep in inventory, as contractual arrangements with cellular providers in some instances will require us to keep cellular phones for anticipated sales in inventory at all times. As our cellular phone inventory increases, we may need additional space to maintain this inventory. The number and level of our employees at December 31, 2001 is adequate to maintain our business.


Item 7.  Financial Statements

         The financial information required in this report is included herein, commencing on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by the Board and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board.

Name                                Age              Position
----                                ---              --------
Lawrence Levinson                   53               Chairman of the Board and Chief Executive Officer
Robert B. Kline                     42               President, Treasurer and Director
Michael Magno                       39               Secretary
Robert Modansky                     47               Director
Michael Zimmerman                   56               Director

Lawrence Levinson has served as our chief executive officer and director since inception. Since June 1999, he has been consultant to International Dialing Services, Inc., an international facilities-based telephone circuit provider, whose major customer is a cable and wireless industry leader. From 1990 until June 1999, Mr. Levinson was a founder and executive officer of Communication Concepts & Investments, Inc., Crown Communications Two, Inc. and Global Collections, Inc. (collectively Communications & Collections), communications companies with switches and billing contracts with major local telcos in the United States. In March 2000, Mr. Levinson, Communications & Collections and two other principals of these companies were subject to a Federal Trade Commission Stipulated Final Judgement and Order for Permanent Injunction and Other Equitable Relief. Under this injunction, Mr. Levinson and the other defendants agreed to each pay fines of $210,000 and in addition, forgive approximately $36 million in unpaid charges for services billed. This judgement was not an omission of guilt. From 1986 until 1990, Mr. Levinson held various sales positions with major companies in the communications industry. During this time, he sold long distance service and network provisions to various businesses in South Florida, including WorldCom. From 1982 until 1986, Mr. Levinson was the owner/operator of two restaurants in the Chicago area. From 1976 to 1982, Mr. Levinson owned and operated a temporary help services company in Chicago with over 200 corporate clients.

Robert B. (Brad) Kline has served as our president, treasurer and director since inception. Since January 2000, he has been consultant to International Dialing Services, Inc., an international facilities- based telephone circuit provider, whose major customer is a cable and wireless industry leader. From June 1998 until January 2000, Mr. Kline served as President and Treasurer of International Dialing Services, Inc. From January 1995 until June 1998, Mr. Kline served as the operations manager for Communication Concepts & Investments, Inc., Crown Communications Two, Inc. and Global

Collections, Inc. (collectively "Communications & Collections"), communications companies with switches and billing contracts with major local telcos in the United States. Between June 1990 and January 1998, Mr. Kline was founder and President of Concepts By Kline, Inc., an advertising firm for the Audiotext Industry. From 1981 until June 1990, Mr. Kline was a district manager for American Frozen Foods, a nationwide direct to home food service. Mr. Kline worked his way through American Foods, starting as a telemarketing representative and advanced upward to the management side of the business.

Michael Magno has served as our secretary since June 2000. Since August 2001 he has served as vice president of investments for Brill Securities, a member of the NYSE. He served as vice president of investments for Northeast Securities from April 1998 through August 2001. From July 1992 through April 1998 Mr. Magno served as vice president of investments for Josephthal and Company. Brill Securities, Northeast Securities and Josephthal and Company are investment firms. Mr. Magno's duties for both of these entities include managing investment accounts for individuals. Mr. Magno is currently the principal of Netstamp, Inc., an Internet marketing consulting company. He also holds a series 7 broker license.

Robert Modansky has served as a director of our company since January 8, 2002. Since 1991 Mr. Modansky has worked as an accountant for Strauss, Comas & Modansky, LLP. He has been a partner with Strauss, Comas & Modansky since 1994. Prior to working with Strauss, Comas & Modansky, Mr. Modansky was employed by Arthur Anderson in Washington, D.C. and New York. Mr. Modansky currently serves as a member of the board of directors of Internet Cable Corporation, a NASD listed company. Mr. Modansky is a member of the American Institute of Certified Public Accountants, as well as the New York State Society of Certified Public Accountants. He received a bachelor of science in business administration from the American University in Washington, D.C. Mr. Modansky is a certified public accountant.

Michael Zimmerman has served as a director of our company since January 8, 2002. Mr. Zimmerman is a certified public accountant, currently practicing in Arizona. He has maintained his own private practice since 1977, providing tax and auditing services as well as other financial services. Mr. Zimmerman received a bachelor of science degree from Roosevelt University in Chicago, Illinois.

         Board Committees. Our audit committee consists of Robert Modansky and Michael Zimmerman. Our audit committee will review the work of the audit staff and direct reports recovering such work to be prepared. Our audit committee will oversee our continuous audit program to attempt to protect against improper and unsound practices and attempt to furnish adequate protection for our assets and records. Our audit committee will act as liaison to our independent certified public accountants and will conduct such work as necessary and will receive written reports, supplemented by oral reports as it deems necessary, from our independent certified public accountants.

Indemnification of Directors and Officers

         The Florida Business Corporation Act (the "Corporation Act") permits the indemnification of directors, employees, officers and agents of Florida corporations. The Company's Articles of Incorporation and Bylaws provide
                                       18
that the Company shall indemnify its directors and officers to the fullest extent permitted by the Corporation Act.

         The provisions of the Corporation Act that authorize indemnification do not eliminate the duty of care of a director, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Florida law. In addition, each director will continue to be subject to liability for (a) violations of criminal laws, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful, (b) deriving an improper personal benefit from a transaction, (c) voting for or assenting to an unlawful distribution and (d) willful misconduct or conscious disregard for the best interests of the Company in a proceeding by or in the right of a shareholder. The statute does not affect a director's responsibilities under any other law, such as the Federal securities laws.

         The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the act and is therefore unenforceable.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth information relating to the compensation we paid during the past three fiscal years to our chief executive officer; and to each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

                              Fiscal                         Other Annual                 LTIP       All Other
Name and Principal Position   Year      Salary     Bonus     Compensation    Options/(#)  Payouts    Compensation
-----------------------------------------------------------------------------------------------------------------
                              2001      120,000     none         none           -             -         none
Lawrence Levinson, CEO        2000      none        none         none           50,000        -         $85,000*

* Mr. Levinson received a consulting fee of $85,000 for services performed in 2000, of which $45,500 was paid to him in cash and the remaining amount remains due to him.

Option Grants in Last Fiscal Year

         The following table sets forth information concerning our grant of options to purchase shares of our common stock and SARs during the fiscal year ended December 31, 2001 to our chief executive officer and to each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

                                                Percent of
                                Number of     Total Options/
                               Securities      SARs Granted
                               Underlying      To Employees         Exercise Or
                              Options/SARs       In Fiscal          Base Price
      Name                     Granted (#)          Year              ($/Sh)           Expiration Date
-------------------------------------------------------------------------------------------------------
      Lawrence Levinson          50,000             16.6%             $1.00                  None

Incentive and Non-Qualified Stock Option Plan

         On November 1, 2001, we implemented a 2001 Incentive and Non-Qualified Stock Option Plan. We have reserved 500,000 shares of our common stock for issuance under this plan. This plan authorizes the granting of awards of up to 500,000 shares of common stock to our key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. As of the date of this prospectus, no stock options are outstanding under the plan.

         The plan is administered by our board of directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan.

         In connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Nonqualified stock options granted under the plan may be granted at a price determined by the board of directors, not to be less than the fair market value of the common stock on the date of grant.

Option Exercises and Holdings

         The following tables set forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2001 to our chief executive officer and to each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.
                                       20

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                        Number of
                                                       Securities           Value of
                                                       Underlying          Unexercised
                       Shares                          Unexercised        In-The-Money
                      Acquired                        Options/SARs        Options/SARs
                         On           Value           At FY-End (#)       At FY-End ($)
                      Exercise      Realized          Exercisable/        Exercisable/        Expiration
       Name              (#)           ($)            Unexercisable       Unexercisable          Date
-----------------------------------------------------------------------------------------------------------
Lawrence Levinson         -             -              50,000/-0-            -0-/-0-        September 2005

Long-Term Incentive Plans Awards in Last Fiscal Year

                               Number Performance                           Estimated Future Payouts Under
                                    of Shares         or Other                Non-Stock Price-Based Plans
                                    Units or        Period Until            --------------------------------
                                  Other Rights       Maturation             Threshold    Target     Maximum
      Name                            (#)             or Payout              ($or #)     ($or #)    ($ or #)
------------------------------------------------------------------------------------------------------------
      Lawrence Levinson                 -                 -                      -          -        -

      Employment Agreements. We have entered into employment agreements with several of our officers, directors and key employees. The initial agreements were entered into in 2000 and expired on various dates between September and November 2001. The agreements have been orally extended. A summary of the material agreements is as follows:

Larry Levinson. Commencing September 2000, we agreed to pay Mr. Levinson $120,000 per year, payable monthly. In addition, Mr. Levinson has received options to purchase 50,000 shares of common stock exercisable for a 5 year term at $1.00 per share. Also, Mr. Levinson will be reimbursed for all travel expenses. Effective January 1, 2002, we have orally agreed to extend Mr. Levinson's employment agreement through December 31, 2002. Under this oral agreement, Mr. Levinson will be paid an annual salary of $240,000, payable weekly.

Robert B. Kline. Commencing September 1, 2000, we agreed to pay Mr. Kline $48,000 per year, payable monthly. In addition, Mr. Kline has received options to purchase 50,000 shares of common stock exercisable for a 5 year term at $1.00 per share. Mr. Kline will be reimbursed for all traveling expenses. Effective February 1, 2002, we have orally agreed to extend Mr. Kline's employment agreement through February 1, 2003. Under this oral agreement, Mr. Kline will be paid an annual salary of $104,000, payable weekly.

Michael Magno. Commencing November 1, 2000, we agreed to pay Mr. Magno $42,000 per year, payable monthly. In addition, Mr. Magno has received options to purchase 50,000 shares of common stock exercisable for a 5 year term at $1.00 per share. Mr. Magno will be reimbursed for all traveling expenses. Effective January 1, 2002, we have orally agreed to extend Mr. Magno's employment agreement through December 31, 2002. Under this oral agreement, Mr. Magno will be paid an annual salary of $60,000, payable weekly.

      Director Compensation. On January 8, 2002, our board of directors agreed to issue options to purchase 25,000 shares of common stock exercisable at $1.00 per share to each member of our board and our corporate secretary. Effective January 8, 2002, we issued options to purchase an aggregate of 125,000 shares of our common stock exercisable at $1.00 per share to Messrs. Levinson, Kline, Zimmerman, Modansky and Magno. In addition, effective January 8, 2002, members of our board of directors will be paid $500 and reimbursed travel expenses for attendance at each meeting of our board of directors.

Limitation on Liability and Indemnification Matters

         As authorized by the Florida Business Corporation Law, our articles of incorporation provides that none of our directors shall be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

        o any breach of the director's duty of loyalty to our company or its shareholders;
        o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law
        o unlawful payments of dividends or unlawful stock redemptions or repurchases;
        o any transaction from which the director derived an improper personal benefit

         This provision limits our rights and the rights of our shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

         Our articles of incorporation further provides for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Florida law.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of CyberAds, Inc., 6001 Park of Commerce Boulevard, Boca Raton, Florida 33487.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

         Under securities laws, a person is considered to be the beneficial owner of securities owned by him, his spouse and others to whom the law attributes ownership, as well as securities that can be acquired by him within 60 days from the date of this prospectus, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

Name and Address of                               Amount and Nature of                    Percentage
  Beneficial Owner                                Beneficial Ownership                     of Class
-------------------                               --------------------                    ----------
Lawrence Levinson                                    10,732,000(1)(2)                       56.3%

Gene Foland                                           1,365,000(3)                           9.3%
5060 N.E. 23rd Terrace
Lighthouse Point, FL 33064

James Ricketts                                        1,300,000(4)                           8.8%
14741 Lewis Road
Miami, FL 33014

Robert B. Kline                                       1,025,000(2)                           7.6%

Michael Magno                                           349,000(5)                           2.4%

Robert Modansky                                          25,000(6)                            *

Michael Zimmerman                                        60,000(6)(7)                         *

Executive Officers and Directors (as a group of 5)    6,291,500(8)                          46.8%

(1) Includes 625,000 shares of series A preferred stock that are convertible into 625,000 shares of our common stock and an option to purchase 5,000,000 shares of our common stock exercisable at $1.00 per share.
(2) Includes options to purchase 75,000 shares of common stock exercisable at $1.00 per share.
(3) Includes 65,000 shares of common stock issued acquired in a third party transaction. Includes 1,300,000 shares of common stock underlying options exercisable at $1.00.
(4) Includes options to purchase 1,300,000 shares of common stock exercisable at either $1.00 or $2.00 per share.
(5) Includes 100,000 shares of common stock underlying options and warrants exercisable at $1.00 per share.
(6) Includes options to purchase 25,000 shares of common stock exercisable at $1.00 per share.
(7)   Includes 35,000 shares purchased under a private placement.
(8)   Excludes common stock underlying convertible securities.
 *  Less than 1%

Item 12. Certain Relationships and Related Transactions

         In a stock purchase agreement effective December 31, 2000, we acquired all of the issued and outstanding shares (an aggregate of 1,000,000 shares) of IDS Cellular, Inc. in return for 7,500,000 shares of our common stock. We acquired the IDS Cellular shares directly from each of IDS Cellular's shareholders. These shareholders were Lawrence Levinson, Robert Kline and Barry Garlin, who were serving as our executive officers, directors and principal shareholders at the time of the transaction. We believe the consideration paid for the outstanding shares of IDS Cellular was fair and reasonable at the time of the stock purchases.

         We have received advances in the aggregate of $598,100 through December 31, 2001 from International Dialing Services, Inc., a company wholly owned by Lawrence Levinson. In addition, we have received advances in the aggregate of $433,100 from Mr. Levinson, individually. The loans are unsecured, non-interest bearing and payable on demand. In addition, under the terms of the loans we have agreed to make the lease payments on Mr. Levinson's automobile which are approximately $1,020 per month. Mr. Levinson is the beneficial owner of approximately 85% of our outstanding common stock. Lawrence Levinson and Robert Kline, our executive officers, directors and principal shareholders, are also officers and directors of International Dialing Services, Inc. In connection with the loans from Lawrence Levinson, effective December 18, 2001 we issued options to purchase an aggregate of 100,000 shares of our common stock exercisable at $.25 per share to Daniel P. Johnson and John C. Redmond. The options were issued to Messrs. Johnson and Redmond as compensation for third party advances by Johnson and Redmond to International Dialing Services, which were subsequently advanced to our company.

         In addition, we have received a $5,000 loan from Robert Kline, individually, and a $50,000 loan from Lawrence Levinson, individually. The advance from Mr. Kline was repaid during the third quarter 2001. Mr. Levinson's advance is payable on demand.

         As of December 31, 2001, the amount due on the related party advances was $1,031,200.

         On January 8, 2002 we issued a five year option to purchase 5,000,000 shares of our common stock exercisable at $1.00 per share to Lawrence Levinson. This option was issued in consideration for the advances that Mr. Levinson and his affiliates have made to our company and personal guarantees Mr. Levinson has made in favor of our company.

         On January 21, 2002 we issued 625,000 share of our series A preferred stock to Lawrence Levinson in consideration for a $625,000 promissory note made by Mr. Levinson in favor of our company. The note is repayable in ten years. Interest for the term of the note is payable annually on the anniversary date of the note at an annual rate of 4.5%. The preferred shares we issued to Mr. Levinson are convertible into shares of our common stock on a 1 for 1 share basis. The preferred shares have super voting rights.

         On June 22, 2001, we entered into a loan and security agreement with Four Star Financial Services, LLC, a California limited liability company. Under this agreement we received a loan in the amount of $150,000. The term of the loan was for a period commencing on June 22, 2001 and ending on December 17, 2001. Under the terms of the loan and security agreement we paid interest to Four Star Financial Services, LLC on the daily outstanding principal balance of the loan at a rate of 33% per annum. The loan was secured by all of our assets and accounts receivable. In addition, our chairman and his wife personally guaranteed payment of the principal amount of the loan and interest. The personal guarantee included a mortgage on our chairman's principal residence. As a further consideration for entering into the loan and security agreement, we issued Four Star Financial Services, LLC an option to acquire 300,000 shares of our common stock exercisable at $.50 per share for a term of five years. The option expires on June 22, 2006. The loan has been repaid in accordance with its terms.

         We sublease office space in Boca Raton from International Dialing Services, Inc. We use this space for our servers and IT operations. The lease term is through July 30, 2002. We occupy this space for approximately $975 per month.

         In addition, commencing April 2001 we entered into an oral sublease agreement with International Dialing Services for facilities for our cellular phone division. The lease terminated April 2002. We subleased these facilities for $1,500 per month, under the same terms of the lease agreement International Dialing Services entered into with the landlord.

         We have entered into a business to business cellular phone marketing program with American Cellular, Inc. This relationship has historically accounted for the majority of our revenues. The shareholders of American Cellular are Steven Krause (51%), Lawrence Levinson (24.5%) and Nicholas E. Brooks (24.5%). Mr. Krause owns a minority interest in our company. Mr. Levinson is our CEO and principal shareholder. Mr. Brooks is a former officer of our company. From inception through December 31, 2000, more than 50% of our revenues were derived from our agreement with American Cellular.

         On January 6, 2002 we issued options to purchase 1,300,000 shares of our common stock to Gene Foland as consideration for advertising and marketing consulting services provided by Mr. Foland. The options are exercisable at $1.00 per share for a term of six months. Based upon the current number of outstanding shares of our common stock, upon exercise of these options, Mr. Foland would be a beneficial owner of more than 5% of our outstanding common stock.

         On January 6, 2002 we issued options to purchase 1,300,000 shares of our common stock to James Ricketts as consideration for Latin American sales development consulting services provided by Mr. Ricketts. The options are exercisable at either $1.00 or $2.00 for a term of six months. Based upon the current number of outstanding shares of our common stock upon exercise of these options, Mr. Ricketts would be a beneficial owner of more than 5% of our outstanding common stock.

         On January 8, 2002 we appointed Robert Modansky to serve on our board of directors. Mr. Modansky's accounting firm has provided accounting services to our company and has accrued approximately $16,000 in fees for services performed during fiscal year 2001.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)      Exhibits

Exhibit No.          Description of Document
-----------          -----------------------
         2.2         Stock Purchase Agreement with IDS Cellular and its shareholders(1)
         3.1(a)      Articles of Incorporation(1)
         3.1(b)      Articles of Amendment(1)
         3.1(c)      Designation of Series A Convertible Preferred Stock(2)
         3.2         Bylaws(1)
         4.0         Form of Stock Certificate(1)
         4.1         Loan Agreement with Four Star Financial Services, LLC(1)
         4.2         Loan Agreement with Levinson(1)
         4.3         Promissory Note issued by Levinson in favor of CyberAds, dated January 21, 2002*
         5.0         Opinion and Consent of Atlas Pearlman, P.A.(2)
         10.1        Employment/Consulting Agreement with Levinson(1)
         10.2        Agreements with American Cellular, Inc. and GT Global Communications, Inc.(1)
         10.3        Agreement with Triton PCS(1)
         10.4        Agreement with Regal Marketing International(1)
         10.6        Agreement with Beck Management, Inc.(1)
         10.7        Consulting Agreement with Gene Foland(2)
         10.8        Consulting Agreement with James L. Ricketts(2)
         10.9        Consulting Agreement with James L. Copley(2)
         10.10       Sales Agency Agreement with MCI WorldCom Wireless(2)
         21.0        Subsidiaries of Registrant(1)

         (1)         Previously filed in Registration Statement on Form SB-2, File No. 333-62690
         (2)         Previously filed in Registration Statement on Form SB-2, File No. 333-82104
         *           Included herein.

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the last quarter of the period covered by this report and the period subsequent to the period covered by this report:

         On January 29, 2002, we filed a current report on Form 8-K disclosing that on January 22, 2002 we issued 625,000 shares of series A preferred stock to Lawrence Levinson, our CEO, in consideration for advances in the aggregate of approximately $350,000 that Mr. Levinson and his affiliates have made to our company and a personal guarantee that Mr. Levinson has made on behalf of our company.

         On February 6, 2002, we filed an amended current report on Form 8-K/A to disclose the designation, rights and preferences of the series A preferred stock that we issued to Lawrence Levinson on January 22, 2002. Each share of series A preferred stock is convertible into one share of our common stock at the option of the holder. In addition, the series A preferred shares have super voting rights.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on April 15, 2002.

                                                     CYBERADS, INC.


                                                     By: /s/ Lawrence Levinson
                                                        ------------------------
                                                     Lawrence Levinson
                                                     Chairman, Chief Executive
                                                     Officer


         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                                      DATE
        ---------                                 -----                                      ----
/s/ Lawrence Levinson                       Chairman of the Board, Chief                April 15, 2002
------------------------------------        Executive Officer
Lawrence Levinson

/s/ Robert B. Kline                         President, Principal                        April 15, 2002
------------------------------------        Accounting Officer, Treasurer
Robert B. Kline                             Director


/s/ Michael Magno                           Secretary                                   April 15, 2002
------------------------------------
Michael Magno

/s/ Robert Modansky                         Director                                    April 15, 2002
------------------------------------
Robert Modansky

/s/ Michael Zimmerman                       Director                                    April 15, 2002
------------------------------------
Michael Zimmerman

                                       28

                         CYBERADS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

                         CYBERADS, INC. AND SUBSIDIARIES



                                   CONTENTS
                                   --------


PAGE               F-1        INDEPENDENT AUDITORS' REPORT

PAGE               F-2        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE               F-3        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                              YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
                              FROM APRIL 12, 2000 (INCEPTION) TO DECEMBER 31,
                              2000

PAGE               F-4        CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
                              APRIL 12, 2000 (INCEPTION) TO DECEMBER 31, 2001

PAGE               F-5        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                              YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
                              FROM APRIL 12, 2000 (INCEPTION) TO DECEMBER 31,
                              2000

PAGES            F-6 - 20     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                              DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  CyberAds, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CyberAds, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CyberAds, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company had a $1,026,659 loss from operations, a working capital deficiency of $366,422, a stockholders' deficiency of $324,459 and a cash flow deficiency from operations of $1,656,403. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 25, 2002

                         CYBERADS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                                      $    39,968
 Accounts receivable                                                         2,034,927
 Inventory                                                                     383,672
 Deposits                                                                       15,913
                                                                           -----------
      Total Current Assets                                                   2,474,480
                                                                           -----------

PROPERTY AND EQUIPMENT - NET                                                    41,963
                                                                           -----------

TOTAL ASSETS                                                               $ 2,516,443
------------                                                               ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                          $   811,276
 Accrued expenses                                                              174,135
 Factor payable                                                                547,041
 Advances from related parties                                               1,031,200
 Due to officers                                                               152,250
 Advances from third parties                                                   125,000
                                                                           -----------
      Total Current Liabilities                                              2,840,902
                                                                           -----------

STOCKHOLDERS' DEFICIENCY
 Common stock, $.001 par value, 50,000,000 shares authorized,
   13,384,777 shares issued and outstanding                                     13,385
 Additional paid-in capital                                                  1,301,870
 Accumulated deficit                                                        (1,639,714)
                                                                           -----------

      Total Stockholders' Deficiency                                          (324,459)
                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $ 2,516,443
----------------------------------------------                             ===========

          See accompanying notes to consolidated financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE
           PERIOD FROM APRIL 12, 2000 (INCEPTION) TO DECEMBER 31, 2000
           -----------------------------------------------------------


                                                                                                        For the Period From
                                                                              For the                      April 12, 2000
                                                                            Year Ended                     (Inception) to
                                                                         December 31, 2001               December 31, 2000
                                                                         -----------------             --------------------
NET REVENUES                                                               $  4,968,550                    $     47,508

COST OF REVENUES                                                              1,147,668                              --
                                                                           ------------                    ------------

GROSS PROFIT                                                                  3,820,882                          47,508
                                                                           ------------                    ------------

OPERATING EXPENSES
 Selling                                                                      1,692,847                          29,000
 Payroll expenses                                                             1,048,086                           9,129
 General and administrative                                                   1,732,327                           1,000
                                                                           ------------                    ------------
     Total Operating Expenses                                                 4,473,260                          39,129
                                                                           ------------                    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE                  (652,378)                          8,379
                                                                           ------------                    ------------

OTHER EXPENSE
 Interest expense                                                              (262,728)                             --
                                                                           ------------                    ------------
     Total Other Expense                                                       (262,728)                             --
                                                                           ------------                    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                   (915,106)                          8,379

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                             (111,553)                       (621,434)
                                                                           ------------                    ------------

NET LOSS                                                                   $ (1,026,659)                   $   (613,055)
--------                                                                   ============                    ============

BASIC AND DILUTED LOSS PER COMMON SHARE
 Income (loss) from continuing operations                                  $      (0.07)                   $       0.00
 Loss from discontinued operations                                                (0.01)                          (0.11)
                                                                           ------------                    ------------
 Loss per share                                                            $      (0.08)                   $      (0.11)
                                                                           ============                    ============

Weighted average number of common shares outstanding -
  basic and diluted                                                          13,314,033                       5,607,500
                                                                           ============                    ============

          See accompanying notes to consolidated financial statements.
                                       F-3

                         CYBERADS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM APRIL 12, 2000 (INCEPTION) TO DECEMBER 31, 2001
       -------------------------------------------------------------------


                                                               Additional                                Deferred
                                            Common Stock        Paid-In    Accumulated  Subscriptions   Consulting
                                        Shares        Amount    Capital       Deficit     Receivable       Fees         Total
                                      ---------     --------- -----------  ------------ -------------  ------------- -----------
Stock issued to founders              5,025,000   $     5,025 $        --  $        --   $    (5,025) $        --    $        --

Issuance of common stock for cash,
  net of offering costs                 410,000           410     364,645           --            --           --        365,055

Issuance of common stock for services   300,000           300     299,700           --            --     (150,000)       150,000

In-kind contribution of services             --            --      13,175           --            --           --         13,175

Issuance of common stock in
  acquisition of IDS Cellular, Inc.   7,500,000         7,500      (6,500)          --            --           --          1,000

Net loss, 2000                               --            --          --     (613,055)           --           --       (613,055)
                                     ----------   ----------- -----------  -----------   -----------  -----------    -----------

Balance, December 31, 2000           13,235,000   $    13,235 $   671,020  $  (613,055)  $    (5,025) $  (150,000)   $   (83,825)

Issuance of common stock for cash,
  net of offering costs                  59,777            60      53,740           --            --           --         53,800

Issuance of common stock for
  services                               90,000            90      89,910           --            --           --         90,000

Recognition of deferred consulting
  fees                                       --            --          --           --            --      150,000        150,000

Settlement of subscription for
  services                                   --            --          --           --         5,025           --          5,025

In-kind contribution of services             --            --       6,200           --            --           --          6,200

Issuance of options related to a loan        --            --     153,000           --            --           --        153,000

Options issued for services                  --            --     249,000           --            --           --        249,000

Issuance of options related to
  advances made to the Company               --            --      79,000           --            --           --         79,000

Net loss, 2001                               --            --          --   (1,026,659)           --           --     (1,026,659)
                                     ----------   ----------- -----------  -----------   -----------  -----------    -----------

BALANCE, DECEMBER 31, 2001           13,384,777   $    13,385 $ 1,301,870  $(1,639,714)  $        --  $        --    $  (324,459)
--------------------------           ==========   =========== ===========  ===========   ===========  ===========    ===========

          See accompanying notes to consolidated financial statements.
                                       F-4

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD
              FROM APRIL 12, 2000 (INCEPTION) TO DECEMBER 31, 2000
              ----------------------------------------------------

                                                                                                          For the Period
                                                                                                               From
                                                                                          For the Year    April 12, 2000
                                                                                             Ending       (Inception) to
                                                                                          December 31,     December 31,
                                                                                              2001             2000
                                                                                        ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                  $(1,026,659)   $  (613,055)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Provision for doubtful accounts                                                               517,393             --
 Depreciation                                                                                    5,558          1,255
 Stock and options issued for services                                                         494,025        151,000
 In-kind contribution of services                                                                6,200         13,175
 Options issued as part of a loan                                                              153,000             --
 Options issued related to advances made to the Company                                         79,000             --
 Increase in:                                                                                       --
  Accounts receivable                                                                       (2,504,812)       (47,508)
  Prepaid expenses                                                                              (5,913)       (10,000)
  Inventory                                                                                   (383,672)            --
 Increase in:
  Accounts payable                                                                             792,592         18,684
  Accrued expenses                                                                             135,135         29,000
  Due to officers                                                                               81,750         80,500
                                                                                           -----------    -----------
       Net Cash Used In Operating Activities                                                (1,656,403)      (376,949)
                                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                           (42,503)        (6,273)
                                                                                           -----------    -----------
       Net Cash Used In Investing Activities                                                   (42,503)        (6,273)
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of offering costs                                  53,800        365,055
 Advances from third parties                                                                   325,000         67,529
 Repayments to third parties                                                                  (200,000)            --
 Advances from related parties                                                               1,221,800             --
 Repayments to related parties                                                                (258,129)            --
 Proceeds from factored accounts receivable, net                                               547,041             --
                                                                                           -----------    -----------
       Net Cash Provided By Financing Activities                                             1,689,512        432,584
                                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                                 (9,394)        49,362

CASH, BEGINNING OF PERIOD                                                                       49,362             --
                                                                                           -----------    -----------

CASH, END OF PERIOD                                                                        $    39,968    $    49,362
-------------------                                                                        ===========    ===========

Interest paid during the year                                                              $    30,728    $        --
                                                                                           ===========    ===========

Taxes paid during the year                                                                 $        --    $        --
                                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIANG ACTIVITIES:
------------------------------------------------------------------------

In April 2000, the Company issued 5,025,000 shares of common stock to its
 founders for a subscription receivable                                                    $        --    $     5,025
                                                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.
                                       F-5

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) Nature of Operations
         ------------------------

         CyberAds, Inc. was incorporated in the state of Florida on April 12, 2000. CyberAds originally intended to offer internet-based opt-in email list aggregation and database services to customers that wished to direct mail promotional campaigns to consumers who had given their permission to receive email messages in various categories. CyberAds obtained consumers permission to receive opt-in email by giving away cash and non-cash prizes to those people registered at their website. As of December 31, 2000, the CyberAds suspended awarding cash prizes. NetAds of South Florida, Inc., a wholly owned subsidiary of the CyberAds, was incorporated in the state of Florida on April 12, 2000 and operates the aforementioned website. During 2001 this business segment was discontinued (See Note 15).

         IDS Cellular, Inc., a wholly owned subsidiary, was incorporated in the state of Florida on December 11, 2000 (See Note 13). IDS Cellular, Inc. receives revenue by obtaining cellular phone applications from advertising banners placed at various websites and submitting approved applications to cellular phone service providers (carriers) as well as to master dealers that have contracted with various other carriers. IDS Cellular, Inc. has contracted to do business with several website hosts, which receive a commission from it for each completed contract for cellular phone service.

         (B) Principles of Consolidation
         -------------------------------

         The accompanying consolidated financial statements include the accounts of CyberAds, Inc., its wholly owned subsidiaries NetAds of South Florida, Inc., and IDS Cellular, Inc., collectively, (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         (C) Use of Estimates
         --------------------

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statement and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (D) Cash and Cash Equivalents
         -----------------------------

         For purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         (E) Reclassifications
         ---------------------

         Certain 2000 balances have been reclassified to conform to the 2001 presentation.

         (F) Property and Equipment
         --------------------------

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for over the estimated useful life of the assets of five years. Repairs and maintenance that do not extend the useful life of the asset are charged to expenses in the period they occur. Leasehold improvements are amortized over the shorter of the term of the related lease or their useful life. The Company continually reviews property and equipment to determine that the carrying values are not impaired.

         (G) Inventories
         ---------------

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

         (H) Income Taxes
         ----------------

         The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ('SFAS 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (I) Stock Options and Warrants
         ------------------------------

         In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options and Warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS 123.

         (J) Loss Per Share
         ------------------

         Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards, No. 128,

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         (J) Loss Per Share, Continued
         -----------------------------

         "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. All share amounts have been retroactively restated for the 40 to 1 forward stock split that occurred effective April 14, 2000.

         (K) Advertising Expense
         -----------------------

         Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense, including promotional expenses, for the year ended December 31, 2001 was $81,814 and for the period ended December 31, 2000 was $112,744.

         (L) Website Development Expenses
         --------------------------------

         The Company follows the Emerging Issues Task Force Issue 00-2 "Accounting for Web Site Development Costs" in accounting for its website development expenses. Accordingly, costs that involve design of the web page and do not change the content are capitalized and amortized over their estimated useful life. Costs incurred in operating a web site that have no future benefits are expensed in the current period. Costs incurred in operating the website which have a future benefit are capitalized in accordance with the AICPA's Statement of Position 98-1 and amortized over the respective future periods which are expected to benefit from the changes.

         (M) Revenue Recognition
         -----------------------

         The Company actively seeks applications for cellular phone contracts, for which commissions are received either directly or indirectly from wireless providers. The Company recognized revenue on both a net and gross basis as explained below. During 2001 and 2000, the Company submitted applications for approval to master dealers that the Company has contracted with to do business. The agreements with the master dealers call for commissions to be paid once the consumer has received the phone. Under these circumstances, the Company does not bear the risk of loss on the cellular phone and recognizes only a net commission at the time the phone is delivered to the consumer.

         In the fourth quarter of 2001, the Company began submitting contracts directly to several major wireless providers. The Company maintains an inventory and ships phones directly to customers. Under these circumstances, the Company bears the risk of loss on the cellular phones and recognizes a gross commission and related cost of goods sold for the cellular phone at the time the phone is shipped. The Company's gross margin will vary depending on the percentage of revenue received directly from wireless providers or from master dealers.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         (N) Fair Value of Financial Instruments
         ---------------------------------------

         Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, factor payable and loans and advances payable to related and non-related parties are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

         (O) New Accounting Pronouncements
         ---------------------------------

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. SFAS No. 141, "Business Combinations" supersedes APB Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in SFAS No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS No. 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         SFAS No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion No. 17 and related interpretations. SFAS No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. " SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         SFAS No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2   ACCOUNTS RECEIVABLE
------   -------------------

         Accounts receivable at December 31, 2001 consisted of the following:

         Accounts receivable                                  $     2,699,737
         Less allowance for doubtful accounts                         (82,100)
         Less reserve for chargebacks                                (582,710)
                                                              ---------------
                                                              $     2,034,927
                                                              ===============

         Bad debts for the year ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000 were $399,869 and $0, respectively.

NOTE 3   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment at December 31, 2001 consisted of the following:

         Furniture and fixtures                                         8,625
         Leasehold improvements                                         5,684
         Computer equipment                                            34,467
         Less accumulated depreciation                                 (6,813)
                                                              ---------------
                                                              $        41,963
                                                              ===============

         Depreciation expense for the year ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000 were $5,558 and $1,255, respectively.

NOTE 4   ACCRUED EXPENSES
------   ----------------

         The following schedule reflects accrued expenses at December 31, 2001:

         Accrued payroll and payroll taxes                            144,704
         Deferred commissions payable                                  29,431
                                                              ---------------
                                                                      174,135
                                                              ===============

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

NOTE 5   FACTOR PAYABLE
------   --------------

         On October 17, 2001, the Company entered into a one-year accounts receivable factoring agreement with Rockland Credit Finance, LLC. Under the agreement, the factor will advance 50% of the value of accounts receivable from certain customers (at the factor's discretion) of the Company. The value of the accounts receivable upon which Rockland will advance funds is based on the lowest plan commission the Company is to receive from the carrier (even though actual commissions are higher). The Company is charged a fixed and variable percentage fee based upon the length of the collection period. All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. In addition, both the Chief Executive Officer and the President have personally guaranteed the funds due to Rockland. Under the terms of the agreement, the Company must pay a discount fee on a minimum of $50,000 of advances per month. As of December 31, 2001, the Company owed Rockland $547,041 on gross accounts receivable of $1,978,060. During 2001, the Company incurred $62,115 in factoring expense.

NOTE 6   ADVANCES FROM RELATED PARTIES
------   -----------------------------

         The following schedule reflects advances due to related parties at December 31, 2001:

         Advance due to a corporation owned by the Chief Executive Officer of the                 $       598,100
          Company, non-interest bearing, due on demand and unsecured

         Advance due to the Chief Executive Officer of the Company, non-interest
          bearing, due on demand and unsecured                                                            433,100
                                                                                                  ---------------
                                                                                                  $     1,031,200
                                                                                                  ===============

         In consideration of interest, the Company issued options to the Chief Executive Officer in January 2002 (See Note 19). Accordingly, under APB 25, no expense was recognized.

NOTE 7   DUE TO OFFICERS
------   ---------------

         Due to officers consists of amounts due to three officers in the aggregate amount of $152,250. The amounts due are for consulting services rendered to the Company.

NOTE 8   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         (A) Operating Leases
         --------------------

         The Company occupied four different locations during 2001. The Company initially occupied 1,300 square feet of office space from International Dialing Services, Inc. (an affiliated company) for its executive

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         headquarters at no cost to the Company. Accordingly, for the four months ended April 30, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000 the Company accrued $1,550 per month for this space or a total of $6,200 and $13,175, respectively (See Note 9(E)). Commencing May 1, 2001, the Company began making actual rent payments for this space on a month to month basis of $1,989.

         During April 2001, the Company began subleasing additional space from International Dialing Services, Inc. on a month to month basis of $1,500.

         During September 2001, the Company entered into a three-year lease with Dettman Fleming Properties for 3,570 square feet. Monthly rental under this agreement is $5,653. Within the same building as the Dettman property, the Company entered into a one-year lease agreement with United States Socket Screw Company for 869 square feet. Monthly rental under this agreement is $1,590. The above leases were terminated in March and May of 2002 upon the Company moving into its new facilities (See Note 19).

         Future minimum lease payments under the operating leases at December 31, 2001 and under the new operating lease (See Note 19) consist of the following:

                                          Year
                                          2002                     $  174,909
                                          2003                        215,000
                                          2004                        235,000
                                          2005                         60,000
                                                                   ----------
                                                                   $  684,909
                                                                   ==========

         Rent expense for the year ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000 totaled $67,842 and $13,175, respectively.

         (B) Consulting Agreements
         -------------------------

         On June 2, 2000, the Company entered into a one-year agreement with a consultant to provide strategic planning services (See Note 14). The agreement calls for the consultant to receive 300,000 shares of fully vested and non-forfeitable common stock as well as annual compensation of $24,000. The agreement was terminated early due to non-performance after $10,000 of compensation was paid and no balance is due as of December 31, 2001. The 300,000 shares were issued in 2000 and valued for financial accounting purposes at $300,000, the fair market value of the common stock on the grant date based on concurrent cash offerings (See Note 9(C)). Consulting expense of $150,000 was recognized during each of the periods ended December 31, 2001 and 2000.

         On June 7, 2000, the Company entered into a consulting agreement with an officer of the Company whereby the officer received as a commission 10% of all monies raised by him in the sale of the Company's stock. In addition, the consultant received warrants to purchase 50,000 shares at

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         $1.00 (See Note 10(B)). Since the individual is an employee, the warrants are accounted for under APB 25 and no compensation expense was recognized for the period ended December 31, 2000.
         On September 1, 2000, the Company entered into agreements with two officers of the Company whereby each officer received as a commission 10% of all monies raised by the officer in the sale of the Company's stock.

         On September 1, 2000, the Company entered into five one-year agreements with employee/consultants to perform the marketing, website development, and management of the Company. Four of these consultants are officers of the Company and include all three members of the Board of Directors. The agreements call for an aggregate of $282,000 to be paid annually. In addition, each consultant received an option to purchase 50,000 shares for an aggregate of 250,000 options of the Company's stock at $1.00. The options were originally due to expire September 1, 2001, but have been extended an additional four years, (See Note 10(A)).

         Effective November 1, 2000, the Company entered into a one-year agreement with an individual who is an officer of the Company. The agreement calls for the individual to perform duties relating to the management and organization of the Company. The agreement calls for $42,000 to be paid annually. In addition, the officer received an option to purchase 50,000 shares of the Company's stock at $1.00. The options were originally to expire November 1, 2001, but have been extended an additional four years, (See Note 10(A)).

         On September 9, 2001, the Company entered into a one-year agreement with a consultant to assist with matters relating to the management and organization of the Company. The agreement calls for 90,000 shares of common stock as compensation. (See Note 9(C)).

         On November 29, 2001, the Company entered into an agreement with a consultant to assist the Company acquire direct cellular contracts with additional carriers. The Company issued options to purchase up to 700,000 shares of common stock at an exercise price of $0.60 and $0.80 (See Note 10(A)).

NOTE 9  STOCKHOLDERS' DEFICIENCY
------  ------------------------

         (A) Common Stock
         ----------------

         In April 2000, the Company authorized 100,000 shares of common stock at $0.001 par value to be issued in one or more series with such rights, preferences and restrictions as determined by the Board of Directors at the time of authorization of issuance. On April 14, 2000, the company's stock split 40 for 1. In June 2000, the Company increased its authorized shares of common stock to 20,000,000. On March 13, 2001, the Company increased its authorized shares of common stock to 50,000,000 and authorized 5,000,000 shares of preferred stock at $.001 par value.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         (B) Stock Issued for Cash
         -------------------------

         During the period from April 12, 2000 (inception) to December 31, 2000, the Company issued 410,000 shares of common stock for an aggregate of $365,055 (net of offering costs of $44,945), or an average of $1.00 per share before offering costs.

         During 2001, the Company issued 59,777 shares of common stock for an aggregate of $53,800 (net of offering costs of $5,977), or an average of $1.00 per share before offering costs.

         (C) Stock Issued for Services
         -----------------------------

         In April 2000, the Company issued 5,025,000 shares of common stock to its founders for $5,025. A subscription receivable for $5,025 was recorded at December 31, 2000. During 2001, the subscription receivable of $5,025 was satisfied by services rendered.

         In June 2000, the Company issued 300,000 shares of common stock, valued at the fair market value on the grant date based on the concurrent cash offering price, for consulting fees due to the Company's financial advisor of $300,000 (See Note 8(B)). During 2001 and 2000, $150,000 and
         $150,000 respectively, was recognized as consulting expense.

         On September 9, 2001, the Company entered into a one-year agreement with Dow Media, Inc. ("Dow") under which Dow will provide management and organizational services. Dow received a total of 90,000 shares of common stock in exchange for these services (See Note 8(B)). During 2001, consulting expense of $90,000 was recognized accordingly.

         (D) Stock Issued in Acquisition
         -------------------------------

         In December 2000, the Company authorized the issuance of 7,500,000 shares of common stock to acquire all the outstanding shares of IDS Cellular, Inc. (See Note 13).

         (E) In-Kind Contribution
         ------------------------

         From inception through April 2001, a company owned by the Chief Executive Officer provided office space and utilities to the Company. The Company was not required to pay for its use of the facilities. Accordingly, the Company recognized $6,200 and $13,175 of expenses during 2001 and 2000, respectively, for these contributed items with an offsetting increase in additional paid-in capital. Management estimated the value of the contributed items. The Company assumed the lease for the remainder of 2001 (See Note 8(A)).

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

NOTE 10  STOCK OPTIONS AND WARRANTS
-------  --------------------------

         (A) Common Stock Options
         ------------------------

         On November 1, 2001, the Company adopted the 2001 Stock Option Plan, (the "Plan") which authorized the issuance of up to 500,000 shares of common stock to employees, consultants, representatives, officers and directors of the Company. As of December 31, 2001, no shares have been issued under the Plan.

         During 2000, the Company granted 300,000 stock options, to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss for the year ended December 31, 2001 and 2000 would have changed to the pro-forma amount indicated below.

         In September 2001, the Company extended by four years the expiration date of options issued to employees in 2000. The options were re-priced and under APB 25, no expense was recognized.

                                                                                     2001                  2000
                                                                              -----------------     -----------------
         Net Loss                           As Reported                       $    (1,026,659)      $      (613,055)
                                            Pro Forma                              (1,050,659)             (631,055)
         Basic and Diluted Net Loss Per
          Share                             As Reported                                 (0.08)                (0.11)
                                            Pro Forma                                   (0.08)                (0.11)

         In June 2001, as part of a financing arrangement, the Company issued options to a financial institution to purchase 300,000 shares of common stock at an exercise price of $0.50. Accordingly, $153,000 of expense was recognized as interest expense during 2001.

         In November 2001, the Company issued options to non-employees to purchase 700,000 shares of common stock at exercise prices of $0.60 and $0.80. Accordingly, $249,000 of expense was recognized as consulting expense and was included in general and administrative expenses during 2001.

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model in accordance with SFAS 123 with the following weighted average assumptions used for grants in 2001 and 2000, respectively: dividend yield of zero for all years; expected volatility of 0.1% and 0.1%; risk-free interest rates of 2.0% and 6.125%; expected lives of one to four years.

         A summary of the Company's stock options as of December 31, 2001 and 2000, and the changes during the years then ended is presented below:

                                                                        2001                           2000
                                                            --------------------------      -------------------------
                                                                             Weighted                       Weighted
                                                                             Average                         Average
                                                                             Exercise                       Exercise
        Fixed Options                                         Shares           Price          Shares          Price
        --------------------------------------------        ----------       ---------      ---------      ----------
        Outstanding at beginning of year                       300,000       $    1.00             --      $       --
        Granted (includes re-priced options in 2001)         1,000,000            0.61        300,000            1.00
        Forfeited                                                   --              --             --              --
        Expired                                                     --              --             --              --
        Exercised                                                   --              --             --              --
                                                            ----------       ---------      ---------      ----------
        Outstanding at end of year                           1,300,000       $    0.70        300,000      $     1.00
                                                            ==========       =========      =========      ==========

        Options exercisable at year end                      1,300,000                        300,000
                                                            ==========                      =========

        Weighted average fair value of options
         granted to employees during the year               $       --                      $    0.06
                                                            ==========                      =========

                                    Options Outstanding                                      Options Exercisable
           ----------------------------------------------------------------------      ------------------------------
                                     Number
                                     Average            Weighted        Weighted           Number           Weighted
                                 Outstanding at        Remaining         Average       Exercisable at        Average
                 Range of         December 31,        Contractual       Exercise        December 31,        Exercise
              Exercise Price          2001                Life            Price             2001              Price
              --------------     --------------       -----------      ----------      --------------      ----------
           $    0.00 - 0.99           1,000,000              2.68      $     0.61           1,000,000      $     0.61
           $    1.00 - 1.99             300,000              3.70            1.00             300,000            1.00
              -------------                           -----------      ----------                          ----------
                                 --------------                                        --------------
           $    0.00 - 1.99           1,300,000              2.92      $     0.70           1,300,000      $     0.70
                                 ==============       ===========      ==========      ==============      ==========

         (B) Common Stock Warrants
         -------------------------

         In June 2000, the Company issued to an officer of the Company a five-year warrant to purchase up to 50,000 common shares at an exercise price of $1.00 per share as consideration for assistance with the sale of the Company's stock (See Note 8(B)). The Company accounts for the warrants under APB 25. Accordingly, no direct offering costs or compensation expenses were recognized.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

NOTE 11  LOSS PER SHARE
-------  --------------

         A reconciliation of the numerator and denominator of the loss per share calculations is provided for all periods presented. The numerator and denominator for basic and diluted loss per share for the years ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000, is as follows:

                                                                                   2001                  2000
                                                                              ---------------       ---------------
         Numerator:
          Income (loss) from continuing operations                            $      (915,106)      $         8,379
          Loss from discontinued operations                                          (111,553)             (621,434)
                                                                              ---------------       ---------------
          Numerator for basic and diluted loss per share                      $    (1,026,659)      $      (613,055)
                                                                              ===============       ===============

         Denominator:
          Weighted average common shares                                           13,314,033             5,607,500
          Common stock equivalents (a)                                                     --                    --
                                                                              ---------------       ---------------
          Denominator for basic and diluted loss per share                         13,314,033             5,607,500
                                                                              ===============       ===============

          Basic and diluted loss per share                                    $         (0.08)      $         (0.11)
                                                                              ===============       ===============

(a) Options and warrants to purchase an aggregate of 1,350,000 shares of common stock at prices between $0.50 and $1.00 per share were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive. Options and warrants to purchase an aggregate of 350,000 shares of common stock at $1.00 per share were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

NOTE 12  INCOME TAXES
-------  ------------

         Income tax expense (benefit) for the period ended December 31, 2001 and 2000 is summarized as follows:

                                                                                      2001                 2000
                                                                               ----------------      ---------------
         Current:
           Federal                                                             $             --      $            --
           State                                                                             --                   --
                                                                               ----------------      ---------------
         Income tax expense (benefit)                                          $             --      $            --
                                                                               ================      ===============

         The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2001 and 2000 as follows:

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                                                                     2001                 2000
                                                                               ---------------       --------------
         U.S. Income tax provision (benefit)                                   $      (349,100)      $     (208,400)
         Effect of unused net operating loss carryforward                              349,100              208,400
                                                                               ---------------       --------------
                                                                               $            --       $           --
                                                                               ===============       ==============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                                     2001                  2000
                                                                               ---------------        -------------
         Deferred tax assets:
           Net operating loss carryforward                                     $       557,500        $     208,400
                                                                               ---------------        -------------
              Total gross deferred tax assets                                          557,500              208,400
           Less valuation allowance                                                   (557,500)            (208,400)
                                                                               ---------------        -------------
                                                                               $            --        $          --
                                                                               ===============        =============

         At December 31, 2001, the Company had net operating loss carryforwards of $1,639,714, for U.S. Federal Income Tax purposes available to offset future taxable income expiring on various dates through 2021.

         The net change in the valuation allowance during the period ended December 31, 2001 was an increase of $349,100.

NOTE 13  BUSINESS COMBINATION
-------  --------------------

         Effective December 31, 2000, the Company acquired IDS Cellular, Inc. by issuing 7,500,000 shares of its common stock for all of the outstanding common stock of IDS Cellular. The merger has been accounted for as a business combination of entities under common control because both entities had common ownership interests, and accordingly, the consolidated financial statements have been prepared to include the combined results of operations, financial position and cash flows of the Company and its subsidiaries for the entire period presented. The following information presents certain income statement data of the entities indicated below for the period preceding the merger.

                                                                                                         2000
                                                                                                   ----------------
         Net Sales
           CyberAds and NetAds                                                                     $             40
           IDS Cellular (See Note 8)                                                                         47,508
                                                                                                   ----------------
                                                                                                   $         47,548
                                                                                                   ================
         Net Income (Loss)
           CyberAds and NetAds                                                                     $       (621,434)
           IDS Cellular                                                                                       8,379
                                                                                                   ----------------
                                                                                                   $       (613,055)
                                                                                                   ================

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

         There were no material transactions between CyberAds and IDS Cellular prior to the merger. The effects of conforming IDS Cellular accounting policies to those of Cyber Ads were not material.

NOTE 14  RELATED PARTIES
-------  ---------------

         During 2000, the Company had consulting agreements with each of the Company's five officers, which included the three members of the Board of Directors. During 2001, the term of these agreements were extended. See Notes 6, 7, 8, 9 and 10 for additional related party disclosures.

         During 2000, the Company received more than half of its revenue from a corporation that was 49% owned by two individuals who are director/officers of the Company. During 2001, the Company settled a receivable of approximately $300,000 with this corporation for approximately $50,000. Subsequently, the Company issued to the majority stockholder of this corporation stock options to purchase up to 700,000 shares of common stock (See Note 10). During 2001, there were no significant revenues from related parties.

NOTE 15  SEGMENT INFORMATION AND DISCONTINUED OPERATIONS
-------  -----------------------------------------------

         During a portion of 2001 and all of 2000, the Company operated in two business segments, Internet Database Services and Cellular Phone Contracts. During the fourth quarter of 2001, the Company decided to dispose of the Internet Database Services segment. The Company has ceased to support this operational segment. As of the date of the balance sheet, the assets of this segment have been transferred to the Cellular Phone Contracts segment. Accordingly, segment information is not presented and the income statement has been updated to reflect the discontinued operations.

NOTE 16  CONCENTRATIONS OF CREDIT RISK
-------  -----------------------------

         The Company relied on four and two customers for approximately 78% and 100% of sales for the year ended December 31, 2001 and for the period from April 12, 2000 (inception) to December 31, 2000, respectively. At December 31, 2001 and 2000 accounts receivable from those customers totaled $2,013,400 and $47,508, respectively.

NOTE 17  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
-------  --------------------------------------

         In the fourth quarter of 2001, the Company recorded significant adjustments that increased the net loss by approximately $124,000. These adjustments included $450,000 related to an increase in the allowance for sales returns (chargebacks), $405,000 related to the accrual of additional sales, and $79,000 related to an increase in interest expense for options issued related to advances made to the Company.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

NOTE 18  GOING CONCERN
-------  -------------

         As reflected in the accompanying financial statements, the Company's current period loss, working capital deficiency, and stockholders' deficiency of $1,026,659, $366,422, and $324,459, respectively, along with a cash flow deficiency from operations of $1,656,403, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company anticipates net revenues from operations of approximately $12,000,000 for the year ending December 31, 2002. The Company's cash requirements for the next twelve months is expected to be between $9,000,000 and $10,200,000. The Company plans to raise additional funds through loans from third parties and the sale of common stock for cash. The Company is of the opinion that the cash generated from their resources will be sufficient to provide adequate liquidity and capital resources.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that when it accomplishes the steps outlined above that the Company would have sufficient liquidity to remain viable for at least twelve months following the date of these financial statements.

NOTE 20  SUBSEQUENT EVENTS
-------  -----------------

         On January 22, 2002, the Company designated 625,000 shares of the preferred stock as Series A with a stated value of $1.00 per share. The Company issued the 625,000 Series A preferred shares to the Company's Chief Executive Officer in return for a note receivable in the amount of $625,000 bearing 4% interest due on or before January 21, 2012. The preferred stock has preferential liquidation rights, is entitled to eight votes per preferred share, is redeemable at the stated value per share, and is convertible into common stock at a rate of four shares of common stock for each preferred share.

         During January 2002, the Company issued options to purchase an aggregate of 8,225,000 shares of common stock. The options range from six months to five years, and have exercise prices of $0.25 to $2.00.

         In January 2002, Cyad Cellular Distributors, Inc. was formed and the Company received 80% of the shares issued at Cyad's inception. Cyad shall represent a new segment of the Company beginning in 2002 and will be in the business of wholesaling cellular phones.

         On April 1, 2002, the Company entered into a three-year lease agreement with 6001, LLC for new office space to consolidate all of its operating facilities. Monthly rental under this agreement is $16,667, $18,333 and $20,000 during the first, second, and third year, respectively (future minimum lease payments are included in Note 8(A)).

                                  EXHIBIT INDEX


Exhibit No.    Description of Document
-----------    -----------------------

   4.3 Promissory Note issued by Levinson in favor of CyberAds, dated January 21, 2002