Form 10QSB
period 2002-03-31
CYBERADS INC
filed 2002-05-22
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002
                                        --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission File Number: 333-62690
                                                ---------

                                 CYBERADS, INC.
              -----------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Florida                                   65-1000634
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


           6001 Park of Commerce Boulevard, Boca Raton, Florida 33487
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 338-9399
                           ---------------------------
                           (Issuer's telephone number)


         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,758,777 shares of Common Stock, par value $.0001, as of May 1, 2002.

                                      INDEX

                                                                                       Page
PART I.           FINANCIAL INFORMATION                                                  3
                  ---------------------

Item 1.           Condensed Financial Statements (unaudited)                             3

                  Balance Sheets                                                         4

                  Statements of Operations                                               5

                  Condensed Statements of Cash Flows                                     6

                  Notes to Condensed Financial Statements                                7-9

Item 2.           Management's Discussion and Analysis and Plan of Operations            10


PART II.          OTHER INFORMATION                                                      13
                  -----------------

Item 1.           Legal Proceedings                                                      13

Item 2.           Changes in Securities and Use of Proceeds                              13

Item 3.           Defaults Upon Senior Securities                                        15

Item 4.           Submissions of Matters to a Vote of Security Holders                   15

Item 5.           Other Information                                                      15

Item 6.           Exhibits and Reports on Form 8-K                                       16

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements








                         CYBERADS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002




                                    CONTENTS
                                    --------


PAGE                4        CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002
                             (UNAUDITED) AND DECEMBER 31, 2001

PAGE                5        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                             MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGE                6        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                             MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGES             7 - 9      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                             MARCH 31, 2002 (UNAUDITED)

                         CYBERADS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS
                                     ------
                                                                                       March 31, 2002   December 31,
                                                                                        (Unaudited)         2001
                                                                                       --------------   -----------
CURRENT ASSETS
 Cash                                                                                    $     8,786    $    39,968
 Accounts receivable                                                                       1,322,493      2,034,927
 Inventory                                                                                   298,959        383,672
 Prepaid expenses                                                                                877             --
                                                                                         -----------    -----------
      Total Current Assets                                                                 1,631,115      2,458,567
                                                                                         -----------    -----------

PROPERTY AND EQUIPMENT - NET                                                                 178,874         41,963
                                                                                         -----------    -----------

OTHER ASSETS
 Deposits                                                                                    162,203         15,913
                                                                                         -----------    -----------
      Total Other Assets                                                                     162,203         15,913
                                                                                         -----------    -----------

TOTAL ASSETS                                                                             $ 1,972,192    $ 2,516,443
------------                                                                             ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                                        $   452,361    $   811,276
 Accrued expenses                                                                            389,078        174,135
 Factor payable                                                                              369,486        547,041
 Advances from related parties                                                               493,100        598,100
 Due to officers                                                                             561,891        585,350
 Advances from third parties                                                                  75,778        125,000
                                                                                         -----------    -----------
      Total Current Liabilities                                                            2,341,694      2,840,902
                                                                                         -----------    -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 5,000,000 shares authorized,
  625,000 and none Series A issued and outstanding, respectively                                 625             --
 Common stock, $.001 par value, 50,000,000 shares authorized,
  13,758,777 and 13,384,777 shares issued and outstanding, respectively                       13,759         13,385
 Additional paid-in capital                                                                2,256,806      1,301,870
 Accumulated deficit                                                                      (1,865,692)    (1,639,714)
                                                                                         -----------    -----------
                                                                                             405,498       (324,459)
 Less: note receivable - officer for preferred stock                                        (625,000)            --
 Less: deferred consulting fees                                                             (150,000)            --
                                                                                         -----------    -----------
      Total Stockholders' Deficiency                                                        (369,502)      (324,459)
                                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $ 1,972,192    $ 2,516,443
----------------------------------------------                                           ===========    ===========


          See accompanying notes to consolidated financial statements.
                                        4

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                   -----------

                                                                             For the Three               For the Three
                                                                             Months Ended                Months Ended
                                                                            March 31, 2002               March 31, 2001
                                                                            --------------               --------------
NET REVENUES                                                                $  2,511,112                  $    422,649

COST OF REVENUES                                                               1,293,719                            --
                                                                            ------------                  ------------

GROSS PROFIT                                                                   1,217,393                       422,649
                                                                            ------------                  ------------

OPERATING EXPENSES
  Selling                                                                         75,613                       279,073
  Payroll expenses                                                               669,042                        86,443
  General and administrative                                                     649,205                       186,384
                                                                            ------------                  ------------
     Total Expenses                                                            1,393,860                       551,900
                                                                            ------------                  ------------

LOSS FROM OPERATIONS                                                            (176,467)                     (129,251)
--------------------

OTHER EXPENSES
  Interest expense                                                                49,511                            --
                                                                            ------------                  ------------

NET LOSS                                                                    $   (225,978)                 $   (129,251)
--------                                                                    ============                  ============

NET LOSS PER COMMON SHARE AND EQUIVALENTS -
  BASIC AND DILUTED                                                         $      (0.02)                 $      (0.01)
                                                                            ============                  ============

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE PERIOD -
  BASIC AND DILUTED                                                           13,583,555                    13,290,870
                                                                            ============                  ============

          See accompanying notes to consolidated financial statements.
                                        5

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                                                        For the Three          For the Three
                                                                                        Months Ended           Months Ended
                                                                                       March 31, 2002          March 31, 2001
                                                                                       --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                 $(225,978)             $(129,251)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Provision for doubtful accounts                                                          172,151                     --
   Depreciation                                                                               3,055                    314
   Stock and options issued for services                                                    100,400                 75,000
   In-kind contribution of services                                                              --                  4,650
   Options issued as part of a loan
   Options issued related to advances made to the Company
   (Increase) decrease in:
   Accounts receivable                                                                      540,283               (271,478)
   Prepaid expenses                                                                            (877)                    --
   Inventory                                                                                 84,713                     --
   Increase (decrease) in:
   Accounts payable                                                                        (318,380)               125,865
   Accrued expenses                                                                         214,943                     --
   Due to officers                                                                          (23,459)                (2,750)
   Loans payable                                                                                 --                 97,902
                                                                                          ---------              ---------
      Net Cash Provided By (Used In) Operating Activities                                   546,851                (99,748)
                                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on new office building                                                           (146,290)                    --
  Purchases of property and equipment                                                      (139,966)                    --
                                                                                          ---------              ---------
      Net Cash Used In Investing Activities                                                (286,256)                    --
                                                                                          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of offering costs                             40,000                 53,800
   Advances from third parties                                                               45,778                     --
   Repayments to third parties                                                              (95,000)                    --
   Repayments to related parties                                                           (105,000)                    --
   Repayments to factor                                                                    (177,555)                    --
                                                                                          ---------              ---------
      Net Cash Provided By Financing Activities                                            (291,777)                53,800
                                                                                          ---------              ---------

NET DECREASE IN CASH                                                                        (31,182)               (45,948)

CASH - BEGINNING OF PERIOD                                                                   39,968                 49,362
                                                                                          ---------              ---------

CASH - END OF PERIOD                                                                          8,786                  3,414
--------------------                                                                      =========              =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------

In January 2002, the Company issued 50,000 shares of common stock and 50,000 stock options for an aggregate value of $51,000, as payment for legal services previously rendered.


          See accompanying notes to consolidated financial statements.
                                        6

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)



NOTE 1 BASIS OF PRESENTATION
------ ---------------------

       The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations.

       In management's opinion, however, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of interim period are not necessarily indicative of the results to be expected for the year.

       In January 2002, Cyad Cellular Distributors, Inc. was formed and the Company received 80% of the shares issued at Cyad's inception. The Company began developing the business of wholesaling cellular phones and expects to represent a new segment of the business during 2002.

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the audited statements of the Company as issued on March 25, 2002.

NOTE 2 EQUITY
------ ------

       (A) Preferred Stock
       -------------------

       On January 22, 2002, the Company designated 625,000 shares of preferred stock as Series A with a stated value of $1.00 per share. The Company issued the 625,000 Series A preferred shares to the Company's Chief Executive Officer in return for a note receivable in the amount of $625,000 bearing 4% interest due on or before January 21, 2012. The preferred stock has preferential liquidation rights, is entitled to eight votes per preferred share, is redeemable at the stated value per share, and is convertible into common stock at a rate of four shares of common stock for each preferred share.

       (B) Stock Issued for Cash
       -------------------------

       During the quarter ended March 31, 2002, the Company issued 40,000 shares of common stock for an aggregate amount of $40,000.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


       (C) Stock Issued for Services
       -----------------------------

       During the quarter ended March 31, 2002, the Company issued 50,000 shares of common stock and 50,000 stock options, having an exercise price of $1.00 per share for an aggregate value of $51,000, as payment for legal services rendered during 2001.

       On November 29, 2001, the Company entered into an agreement with a consultant whereby the Company agreed to issue 200,000 shares of common stock and 700,000 stock options having exercise prices of $0.60 and $0.80 in return for current and future marketing, consulting and strategic planning advisory services. The 200,000 shares were valued at $200,000, the fair market value of the common stock on the grant date based on concurrent cash offerings. Consulting expense of $50,000 was recognized as of March 31, 2002 and $150,000 is reflected as a deferred consulting expense component of equity. The 700,000 options were vested immediately and a corresponding expense of $249,000 was recognized in 2001.

       (D) Stock Options Issued
       ------------------------

       During the quarter ended March 31, 2002, the Company issued options to purchase an aggregate of 8,125,000 shares of common stock. The options range from six months to five years, and have exercise prices of $1.00 to $2.00. The exercise price of these options was equal to or exceeded the fair value of the underlying common stock at the date of issuance therefore no cost has been recorded at the time of issuance.

NOTE 3 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, the Company's current period loss, working capital deficiency, and stockholders' deficiency of $175,578, $710,579 and $369,502, respectively, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company anticipates net revenues from operations of approximately $12,000,000 for the year ending December 31, 2002. The Company's cash requirements for the next twelve months are expected to be between $9,000,000 and $10,200,000. The Company plans to raise additional funds through loans from third parties and the sale of common stock for cash. The Company is currently in negotiations with its factor to provide more advantageous terms and advance rate that should significantly ease the Company's need for new capital. The Company is of the opinion that the cash generated from their resources will be sufficient to provide adequate liquidity and capital resources. The Company anticipates that revenues will increase from its IDS subsidiary and has begun operations during the first quarter of 2002 of Cyad, the Company's wholesale telephone equipment sales company.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)


       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that when it accomplishes the steps outlined above that the Company would have sufficient liquidity to remain viable for at least twelve months following the date of these financial statements.

NOTE 4 SUBSEQUENT EVENTS
------ -----------------

       On April 1, 2002, the Company entered into a three-year lease agreement with 6001, LLC for new office space to consolidate all of its operating facilities. Monthly rental under this agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively.

       On April 10, 2002, the Company issued options to purchase an aggregate of 50,000 shares of common stock. The options expire five years from the date of issuance and have an exercise price of $1.00.

       On April 17, 2002, the Company experienced a theft of all of its phone inventory and some computer equipment at its new location. The Company estimates the loss to be approximately $86,000 and anticipates recuperating such loss through insurance.

Item 2.  Management Discussion and Analysis

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

Overview

         CyberAds, Inc. began operations in the fourth quarter of 2000 and began generating revenues in December 2000. Through our wholly-owned subsidiary, IDS Cellular, Inc., we generate revenues by marketing cell phone services to potential consumers we are introduced to through our internet affiliate program and other third party telemarketing services.

         Commencing in the fourth quarter 2001, we began operating as a direct reseller of cellular phone service. This new operation provides us with increased revenues as well as a requirement to provide cellular telephones with each sale and maintaining an inventory of cellular telephones. In late January 2002 we commenced the operations of Cyad Cellular Distributors, Inc., an 80% owned subsidiary. Cyad is a wholesale distributor of cellular telephones to retail operations. Revenues for Cyad, net of inter-company sales, for the three month period ending March 31, 2002 were approximately $139,500.

          Management notes that a comparison of results of operations may be misleading as our operations were in its infancy during the first quarter of 2001.

Results of Operations

         Total revenues were $2,511,112 for the three months ended March 31, 2002 and $422,649 for the three months ended March 31, 2001. The $2,088,463 increase in revenues in the three months ended March 31, 2002 as compared to March 31, 2002 primarily reflects the growth of our business since commencement of our cellular phone services. Cellular phone service sales for the three months ended March 31, 2002 were approximately $2,371,500.

         The cost of revenues for the three months ending March 31, 2002 was $1,293,719, consisting principally of the cost of cellular telephones. The gross profit for this period was $1,217,393 or 48.5%.

         Total expenses for the three months ended March 31, 2002 were $1,393,860 as compared to $551,900 three months ended March 31, 2001. Selling expenses for the three month period ended March 31, 2002 decreased to $75,613 or 3% of sales as compared to $279,073 or 66% of sales for the same period in 2001. The decrease in selling expenses in 2002 as compared to 2001 is primarily attributable to the start up costs we incurred in our infancy. Payroll expense for the three month period ended March 31, 2002 increased to $669,042 or 26.6% of sales as compared to $86,443 or 20.5% of sales for the same period in 2001. The increase is due to the growth of our staff and the increase in sales commissions which directly correspond to the growth of our operations.

         General and administrative expenses for the three month period ended March 31, 2002 increased to $649,205 or 25.9% of sales as compared to $186,384 or 44.1% of sales for the same period in 2001. The increase in general and administrative expenses in 2002 as compared to 2001 is primarily attributable to the increases in professional fees of $44,000, rent of $28,000, temporary staffing of $34,000 and insurance of $29,000 which all directly correspond to the growth of our operations.

         Our loss from operations for the three months ended March 31, 2002 increased by $47,216 to $176,467 from a loss from operations of $129,251 for the three months ended March 31, 2001. Our net loss from operations for the three months ended March 31, 2002 increased by $96,727 to $225,978 from $129,251 for the three months ended March 31, 2001. The increase in net loss was due to an interest expense of $49,511 incurred during the three months ended March 31, 2002. The interest expense is primarily due to our factoring arrangement.

         Although we have a net loss from operations for the three months ended March 31, 2002, management believes that our increasing revenues and cost reductions should improve our operating performance for future periods.

Liquidity and Capital Resources

         As of March 31, 2002 we had an accumulated deficit of $1,865,692 and cash in the bank of $8,786. We had a working capital deficit at March 31, 2002 of $710,579. The deficit was funded during the three month period ending March 31, 2002 by proceeds from the exercise of options ($90,400) and advances from third parties ($45,778).

         Accounts receivable decreased $712,434 from $2,034,927 as of December 31, 2001 to $1,322,493 as of March 31, 2002. This decrease is a result of an increase in the allowance for doubtful accounts and sales allowances for cellular phone service sales and overall improvement in collection of receivables.

         Since our inception we have experienced negative cash flow and have met our cash requirements by issuing, through a private placement, our common stock and by issuing stock as compensation for services provided. We have also funded current obligations through the issuance of common stock and related party loans. We generated additional funds through borrowings from a related party.

          As a result of improved operating results and increasing revenues, we anticipate that cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We believe if the trend of increasing revenues remains consistent, cash generated will be sufficient to support operations over the next 12 months. After such time, we anticipate that we will need to raise additional funds through private or public offerings or additional borrowings.

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. We have begun to increase our revenues by dealing directly with cellular providers. By contracting directly with providers we eliminate third party agreements and the costs associated with these third party agreements. This direct relationship will also speed up cash receipts by 7 to 10 days. In addition, we may increase the use of telemarketing companies to provide new sales leads. Management believes the advantage to using telemarketing companies is that telemarketing companies are only paid for successful leads. The incentive for telemarketing companies to find successful leads may increase our future sales. Finally, we intend to continue our affiliate program, from which results have improved over the past several months. We may also attempt to raise additional funds through private or public offerings. We may seek additional borrowings through a new credit facility or a third party lender by borrowing against our receivables.

         We continue to experience increasing sales revenues from IDS Cellular and the sale of cellular phone services. We believe Cyad, our 80% owned subsidiary, through purchasing of cellular equipment at better prices, will provide us with higher gross margins.

         On April 1, 2002, we entered into a three year lease agreement with 6001, LLC for new office space to consolidate and expand all of our operations. Monthly rental under the agreement will be $16,667, $18,333 and $20,000 during the first, second and third year. We anticipate hiring additional employees as our operations expand. We do not anticipate any significant purchase of equipment unless we expand our business. However, an anticipated increase in business from direct contracts with cellular providers may effect the number of cellular phones we keep in inventory, as contractual arrangements with cellular providers in some instances will require us to keep cellular phones for anticipated sales in inventory at all times. A section of the new facility is being prepared to provide a secure location to maintain this inventory. The number and level of our employees as of March 31, 2002 is adequate to maintain our business.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On January 5, 2002, we issued 50,000 shares of common stock and options to purchase 50,000 shares of our common stock exercisable at $1.00 to Atlas Pearlman, P.A. as consideration for legal services provided to our company. The securities were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. Atlas Pearlman, P.A. had access to information about our company and had the opportunity to ask questions about our company.

         During the three months ended March 31, 2002, we issued an aggregate of 124,000 shares of common stock for an aggregate amount of $90,400. These shares were issued to two option holders pursuant to the exercise of options with exercise prices ranging from $.60 to $1.00. The shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The option holders had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a business consulting agreement with Gene Foland, under which Mr. Foland will provide our company with business consulting services. Mr. Foland received options to purchase 1,300,000 shares of our common stock exercisable at $1.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Foland had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a product and sales development consulting agreement with James L. Ricketts, under which Mr. Ricketts received options to purchase 200,000 shares of our common stock exercisable at $1.00 per share and options to purchase 1,100,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption.

Mr. Ricketts had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a product and sales development consulting agreement with James L. Copley, under which Mr. Copley received options to purchase 300,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Copley had access to information about our company and had the opportunity to ask questions about our company.

         On January 7, 2002, we issued an option to purchase 50,000 shares exercisable at $1.00 per share to our controller. Our controller received these options for services performed. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Our controller had access to information about our company and had the opportunity to ask questions about our company.

         On January 8, 2002, we issued options to purchase an aggregate of 125,000 shares of our common stock exercisable at $1.00 per share to our current officers and directors. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption.

         On January 8, 2002, we issued an option to purchase 5,000,000 shares of our common stock exercisable at $1.00 per share to Lawrence Levinson. This option was issued in consideration for the advances that Mr. Levinson and his affiliates have made to our company and personal guarantees Mr. Levinson has made in favor of our company. The options were issued under an exemption from registration pursuant to section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability.

         On January 21, 2002, we issued 625,000 shares of series A convertible preferred stock to Lawrence Levinson as consideration for a $625,000 promissory note made by Mr. Levinson in favor of our company. The note is repayable in ten years. Interest for the term of the note is payable annually on the anniversary date of the note at an annual rate of 4.5%. Each share of the series A convertible preferred stock is convertible into one share of our common stock. These shares were issued under an exemption from registration pursuant to
Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or available exemption.

         On January 21, 2002, we filed a certificate of designation designating 625,000 of our 5,000,000 shares of preferred stock as series A convertible preferred stock. The 625,000 shares of series A convertible preferred stock have a stated value of $1.00 per share. The shares were issued to our chief executive officer. The preferred stock has the following rights, preferences and privileges:

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On April 1, 2002, we entered into a three-year lease agreement with 6001, LLC for new office space to consolidate all of our operating facilities. Monthly rental under this agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively.

         On April 10, 2002, we issued options to purchase an aggregate of 50,000 shares of our common stock to an employee of the Company for services performed. The options expire five years from the date of issuance and have an exercise price of $1.00.

         On April 17, 2002, we experienced a theft of all our phone inventory and some computer equipment at our new facilities. We estimate the loss to be approximately $100,000 and anticipate to recuperate materially all of the loss through insurance.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

         Exhibit No.        Description of Document
         -----------        -----------------------
         2.2                Stock Purchase Agreement with IDS Cellular and its shareholders(1)
         3.1(a)             Articles of Incorporation(1)
         3.1(b)             Articles of Amendment(1)
         3.1(c)             Designation of Series A Convertible Preferred Stock(2)
         3.2                Bylaws(1)
         4.0                Form of Stock Certificate(1)
         4.2                Loan Agreement with Levinson(1)
         4.3                Promissory Note issued by Levinson in favor of CyberAds, dated January 21, 2002(3)
         10.1               Employment/Consulting Agreement with Levinson(1)
         10.2               Agreements with American Cellular, Inc. and GT Global Communications, Inc.(1)
         10.3               Agreement with Triton PCS(1)
         10.4               Agreement with Regal Marketing International(1)
         10.6               Agreement with Beck Management, Inc.(1)
         10.7               Consulting Agreement with Gene Foland(2)
         10.8               Consulting Agreement with James L. Ricketts(2)
         10.9               Consulting Agreement with James L. Copley(2)
         10.10              Sales Agency Agreement with MCI WorldCom Wireless(2)
         21.0               Subsidiaries of Registrant(1)

         (1)                Previously filed in Registration Statement on Form SB-2, File No. 333-62690.
         (2)                Previously filed in Registration Statement on Form SB-2, File No. 333-82104.
         (3)                Previously filed in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

         (b)      Reports on Form 8-K

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



                                     CyberAds, Inc.


DATED: May 21, 2002                  By:/s/Lawrence Levinson
                                        ----------------------------------
                                     Lawrence Levinson, Chairman and
                                     Chief Executive Officer

DATED: May 21, 2002                  By:/s/Robert B. Kline
                                        ----------------------------------
                                     Robert B. Kline, Principal Accounting
                                     Officer and Director