Form 10QSB
period 2002-06-30
CYBERADS INC
filed 2002-09-05
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2002
                                        -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from ______________to __________________


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

           6001 Park of Commerce Boulevard, Boca Raton, Florida 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (561) 237-4001
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,374,777 shares of Common Stock, par value $.001, as of July 30, 2002.


                                      INDEX
                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION                                                                          3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                                     3

         Balance Sheets                                                                                 4

         Statements of Operations                                                                       5

         Condensed Statements of Cash Flows                                                             6

         Notes to Condensed Financial Statements                                                        8

Item 2.  Management's Discussion and Analysis and Plan of Operations                                    14


PART II. OTHER INFORMATION                                                                              17
         -----------------

Item 1.  Legal Proceedings                                                                              17

Item 2.  Changes in Securities and Use of Proceeds                                                      17

Item 3.  Defaults Upon Senior Securities                                                                20

Item 4.  Submissions of Matters to a Vote of Security Holders                                           20

Item 5.  Other Information                                                                              21

Item 6.  Exhibits and Reports on Form 8-K                                                               22

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements





                         CYBERADS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002





                         CYBERADS, INC. AND SUBSIDIARIES



                                    CONTENTS
                                    --------


PAGE                4        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE
                             30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE                5        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                             THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND
                             2001 (UNAUDITED)

PAGES             6 - 7      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                             THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (UNAUDITED)

PAGES             8 - 13     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS AS OF JUNE 30, 2002 (UNAUDITED)


                         CYBERADS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                     ASSETS
                                     ------
                                                                                         June 30, 2002
                                                                                          (Unaudited)   December 31, 2001
                                                                                         -------------  -----------------
CURRENT ASSETS
 Cash                                                                                     $    40,857       $    39,968
 Accounts receivable, net                                                                   1,273,812         2,034,927
 Inventory                                                                                    103,514           383,672
 Other current assets                                                                          78,598                --
                                                                                          -----------       -----------
      Total Current Assets                                                                  1,496,781         2,458,567
                                                                                          -----------       -----------

PROPERTY AND EQUIPMENT - NET                                                                  309,169            41,963
                                                                                          -----------       -----------

OTHER ASSETS
 Deposits                                                                                     151,675            15,913
                                                                                          -----------       -----------
      Total Other Assets                                                                      151,675            15,913
                                                                                          -----------       -----------

TOTAL ASSETS                                                                              $ 1,957,625       $ 2,516,443
------------                                                                              ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                                         $   739,137       $   811,276
 Accounts payable - related party                                                             161,440                --
 Accrued expenses, payroll and payroll taxes                                                  431,213           174,135
 Factor payable                                                                               817,765           547,041
 Advances from related parties                                                              1,213,776         1,031,200
 Due to officers                                                                              152,250           152,250
 Advances from third parties                                                                       --           125,000
 Convertible debentures                                                                        60,000                --
                                                                                          -----------       -----------
      Total Current Liabilities                                                             3,575,581         2,840,902
                                                                                          -----------       -----------

STOCKHOLDERS' DEFICIENCY
 Convertible preferred stock, $.001 par value, 5,000,000 shares
  authorized, 625,000 and none Series A issued and outstanding, respectively                      625                --
 Common stock, $.001 par value, 50,000,000 shares authorized,
  14,343,777 and 13,384,777 shares issued and outstanding, respectively                        14,344            13,385
 Common stock to be issued (31,000 shares)                                                         31                --
 Additional paid-in capital                                                                 3,013,190         1,301,870
 Accumulated deficit                                                                       (3,366,198)       (1,639,714)
                                                                                          -----------       -----------
                                                                                             (338,008)         (324,459)
 Less: note receivable - officer (for preferred stock)                                       (532,750)               --
 Less: subscriptions receivable (for common stock)                                           (570,000)               --
 Less: deferred consulting fees                                                              (160,102)               --
 Less: deferred interest expense                                                              (17,096)               --
                                                                                          -----------       -----------
      Total Stockholders' Deficiency                                                       (1,617,956)         (324,459)
                                                                                          -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $ 1,957,625       $ 2,516,443
----------------------------------------------                                            ===========       ===========

     See accompanying notes to condensed consolidated financial statements.
                                        4

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)



                                                 For the Three    For the Three    For the Six    For the Six
                                                 Months Ended     Months Ended    Months Ended   Months Ended
                                                 June 30, 2002    June 30, 2001   June 30, 2002  June 30, 2001
                                                 -------------    -------------   -------------  -------------
NET REVENUES                                     $  2,110,368    $    517,100    $  4,240,529    $    939,748

COST OF REVENUES                                    1,080,582              --       1,882,107              --
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                        1,029,786         517,100       2,358,422         939,748
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Selling                                              878,637         320,696       1,499,521         582,009
 Payroll expenses                                     605,291         201,465       1,163,314         287,908
 General and administrative                           594,985         207,063       1,302,132         411,206
                                                 ------------    ------------    ------------    ------------
     Total Expenses                                 2,078,913         729,224       3,964,967       1,281,123
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (1,049,127)       (212,124)     (1,606,545)       (341,375)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Gain on theft of assets                                1,203              --           1,203              --
 Interest expense                                     (71,631)             --        (121,142)             --
                                                 ------------    ------------    ------------    ------------
     Total Other Income (Expense)                     (70,428)             --        (119,939)             --
                                                 ------------    ------------    ------------    ------------

NET LOSS                                         $ (1,119,555)   $   (212,124)   $ (1,726,484)   $   (341,375)
--------                                         ============    ============    ============    ============

NET LOSS PER COMMON SHARE AND EQUIVALENTS -
 BASIC AND DILUTED                               $      (0.08)   $      (0.02)   $      (0.12)   $      (0.03)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                        13,914,777      13,294,777      13,827,186      13,292,845
                                                 ============    ============    ============    ============




     See accompanying notes to condensed consolidated financial statements.
                                        5

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                 For the Six         For the Six
                                                                              Months Ended June   Months Ended June
                                                                                   30, 2002            30, 2001
                                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $(1,726,484)        $  (341,375)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts                                                 172,151                  --
    Depreciation                                                                     13,225                 628
    Amortization of deferred consulting fees                                        100,000                  --
    Amortization of deferred interest                                                 2,904                  --
    Stock and options issued for services                                           142,298             150,000
    Gain on theft of assets                                                          (1,203)                 --
    In-kind contribution of services                                                     --               9,300
  (Increase) decrease in:
    Accounts receivable                                                             588,964            (475,432)
    Prepaid expenses                                                                     --              (3,415)
    Inventory                                                                       223,805                  --
    Deposits                                                                        (60,762)                 --
  Increase (decrease) in:
    Accounts payable                                                                129,836             215,705
    Accrued expenses, payroll and payroll taxes                                     257,078              62,753
    Due to officers                                                                      --              26,500
                                                                                -----------         -----------
      Net Cash Used In Operating Activities                                        (158,188)           (355,336)
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Good faith deposit on future acquisition                                           (75,000)                 --
 Purchases of property and equipment                                               (301,473)                 --
                                                                                -----------         -----------
      Net Cash Used In Investing Activities                                        (376,473)                 --
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of offering costs                       55,000              53,800
 Proceeds from issuance of convertible debentures                                    60,000                  --
 Advances from third parties                                                             --             150,000
 Repayments to third parties                                                       (125,000)                 --
 Advances from related parties, net                                                 274,826             193,700
 Advances from factor, net                                                          270,724                  --
                                                                                -----------         -----------
      Net Cash Provided By Financing Activities                                     535,550             397,500
                                                                                -----------         -----------

NET INCREASE IN CASH                                                                    889              42,164

CASH - BEGINNING OF PERIOD                                                           39,968              49,362
                                                                                -----------         -----------

CASH - END OF PERIOD                                                            $    40,857         $    91,526
--------------------                                                            ===========         ===========

     See accompanying notes to condensed consolidated financial statements.
                                        6

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

Cash paid for taxes                                            $                --     $                --
                                                               ===================     ===================

Cash paid for interest                                         $           108,405     $                --
                                                               ===================     ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

In January 2002, the Company issued 50,000 shares of common stock and 50,000 stock options for an aggregate value of $51,000, as payment for legal services previously rendered.

During the second quarter, $92,250 of the note receivable for preferred stock was settled by a corresponding reduction in advances from related parties.

During the second quarter, a theft occurred resulting in a $56,353 reduction in inventory, a $21,042 reduction in fixed assets and a $1,203 gain from theft loss recovery. Concurrently, a $78,598 receivable for insurance proceeds has been recorded in other current assets.

During the second quarter, the Company issued 570,000 shares of common stock for a subscription receivable of $570,000.



























     See accompanying notes to condensed consolidated financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)

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

       In January 2002, Cyad Cellular Distributors, Inc. was formed and the Company received 80% of the shares issued at Cyad's inception. The Company began developing the business of wholesaling cellular phones. Cyad Cellular has since discontinued operations (See Note 6).

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the audited statements of the Company as issued on March 25, 2002.

       Certain expenses have been recategorized in the Statement of Operations for the three and six months ended June 30, 2002 to conform to expense classifications used in the annual financial statements appearing in the Company's 10-KSB.

NOTE 2 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

       (A) Operating Lease
       -------------------

       On April 1, 2002, the Company entered into a three-year lease agreement with 6001, LLC for new office space in order to consolidate all of its operating facilities. Monthly rental under this agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively.

       (B) Consulting Agreements
       -------------------------

       On January 6, 2002, the Company entered into an agreement with a consultant under which the consultant will provide the Company with business consulting services. The consultant received options to purchase 1,300,000 shares of common stock exercisable at $1.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)


       On January 6, 2002, the Company entered into a product and sales development agreement with a consultant under which the consultant received options to purchase 200,000 shares of common stock exercisable at $1.00 per share and options to purchase 1,100,000 shares of common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement.

       On January 6, 2002, the Company entered into a product and sales development agreement with a consultant under which the consultant received options to purchase 300,000 shares of common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement.

       On April 29, 2002, the Company entered into a twelve-month service agreement with a consulting firm that will provide advisory, investor relations and public relations services. The firm's compensation will include a monthly fee, 60,000 restricted shares of the Company's common stock issued over a one-year-period per an agreed-upon schedule and an option or warrant to purchase up to 200,000 shares of the Company's common stock vesting over a nine-month period at increasing exercise prices per an agreed-upon schedule. Effective August 16, 2002, the agreement was amended to eliminate the payment of a monthly fee.

       On May 14, 2002, the Company entered into an eleven-month agreement with an Internet-based firm to provide online advertising at a total cost of $400,000.

       (C) Employment Agreements
       -------------------------

       On February 20, 2002, the Company provided an offer letter to a Chief Technology Officer ("CTO"). The letter outlined the terms of an employment agreement that would be signed after a stated acceptance period. Compensation and benefits will include annual base pay of $124,800, financial incentives to generate new business and 300,000 stock options at an exercise price of $1.35 to be vested quarterly over the employment agreement. The CTO has begun working, but the contract has not yet been finalized.

       On April 8, 2002, the Company entered into a one-year employment agreement with a Chief Operating Officer ("COO"), employment commencing April 22, 2002. Compensation and benefits will include annual base pay of $120,000, an annual bonus, a leased vehicle and insurance on that vehicle and 150,000 stock options at an exercise price of $1.15 which will vest on January 1, 2003 provided that the COO is still in the employ of the Company.

       On May 1, 2002, the Company entered into an employment agreement with a Vice President of Finance, employment commencing June 24, 2002. Compensation and benefits for the position would include an initial annual base salary of $90,000, increasing to a minimum of $102,000 after 3 months, and 50,000 stock options with an exercise price of $1.00, vesting after one year.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)


       No cost has been recorded for the stock options issued to employees under the above agreements because the Company accounts for stock options and warrants issued to employees under APB Opinion No. 25.

       (D) Other Contingencies
       -----------------------

       The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability exceeds $223,000 as of June 30, 2002 and does not include the impact of penalties and interest. The Company recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

       On or about February 20, 2002, IDS Telecom, LLC filed an action against the Company for trade name infringement to prevent IDS Cellular from using its name. On June 18, 2002, both parties to the lawsuit agreed that the IDS Cellular name would be phased out over a six-month period. Each party also agreed to bear their own costs and expenses. The action was cancelled with the approval of the court and the agreement is subject to final negotiations and documentation. IDS Cellular, Inc. is currently operating under the DBA "Wireless Choices".

NOTE 3 EQUITY
------ ------

       (A) Convertible Preferred Stock
       -------------------------------

       On January 22, 2002, the Company designated 625,000 shares of preferred stock as Series A with a stated value of $1.00 per share. The Company issued the 625,000 Series A preferred shares to the Company's Chief Executive Officer in return for a note receivable in the amount of $625,000 bearing 4% interest due on or before January 21, 2012. The preferred stock has preferential liquidation rights, is entitled to eight votes per preferred share, is redeemable at the stated value per share, and is convertible into common stock at a rate of four shares of common stock for each preferred share. As of June 30, 2002, $92,250 of the note receivable has been satisfied by a corresponding reduction in the amount due to the CEO that is included in advances from related parties.

       (B) Stock Issued for Cash
       -------------------------

       During the six months ended June 30, 2002, 625,000 options were exercised at $1.00 per share for cash proceeds of $55,000 and a subscription receivable of $570,000 for an aggregate amount of $625,000.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)


       (C) Stock Issued for Services
       -----------------------------

       During the six months ended June 30, 2002, the Company issued 84,000 shares of common stock having a fair market value of $50,400, for services rendered by a consultant in 2001.

       During the six months ended June 30, 2002, the Company issued 50,000 shares of common stock and 50,000 stock options, having an exercise price of $1.00 per share for an aggregate value of $51,000, as payment for legal services rendered during 2001.

       On November 29, 2001, the Company entered into an agreement with a consultant whereby the Company agreed to issue 200,000 shares of common stock and 700,000 stock options having exercise prices of $0.60 and $0.80 in return for current and future marketing, consulting and strategic planning advisory services. The 200,000 shares were valued at $200,000, the fair market value of the common stock on the grant date based on concurrent cash offerings. Consulting expense of $100,000 was recognized as of June 30, 2002 and $100,000 is reflected as a deferred consulting expense component of equity. The 700,000 options were vested immediately and a corresponding expense of $249,000 was recognized in 2001.

       During the six months ended June 30, 2002, the Company agreed to issue an aggregate of 16,000 shares of common stock to an employee and a member of the Board of Directors as compensation for services. Accordingly, an expense of $23,000 was recognized during the period when the services were rendered and the corresponding additional paid in capital and common stock to be issued are reflected as components of equity.
       On April 29, 2002, the Company entered into a one-year agreement with a consultant whereby the Company agreed to issue an aggregate of 60,000 common shares and 200,000 common stock options per an agreed upon schedule in return for services to be performed (See Note 2(B)). Accordingly, consulting expense of $68,898 was recognized as of June 30, 2002 and $60,102 is reflected as a deferred consulting expense component of equity.

       (D) Stock Options Issued
       ------------------------

       During the six months ended June 30, 2002, the Company issued options to purchase an aggregate of 8,450,000 shares of common stock. The options range from six months to five years, and have exercise prices of $.25 to $2.00. The exercise price of these options was equal to or exceeded the fair value of the underlying common stock at the date of issuance; therefore no cost has been recorded at the time of issuance.

NOTE 4 OTHER MATTERS
------ -------------

       On April 17, 2002, the Company experienced a theft of its entire phone inventory and some computer equipment at its new location. The Company

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)


       received an insurance settlement of $78,598 on July 25 and accrued the receivable arising from this settlement as of June 30, 2002. A gain of $1,203 was recognized as other income.

       On May 9, 2002, the Company entered into two investment agreements whereby the Company issued mandatorily convertible debentures aggregating $60,000 with effective commencement dates of May 13, 2002. The $60,000 is shown as convertible debentures on the accompanying June 30, 2002 balance sheet. The agreements provide for a 20% annual interest rate payable in quarterly installments. On the one-year anniversary date of the agreements, the investment principal will convert to free trading common stock with a 25% discount to the market based on the closing price one trading day prior to the anniversary of the agreement.

       The beneficial conversion feature of the convertible debentures was valued at $20,000 on the date of issuance and is being amortized over the one-year life of the debenture. Interest expense of $2,904 was recognized as of June 30, 2002 and $17,096 is reflected as a deferred interest expense component of equity.

       The Company paid a $75,000 good faith deposit to the owners of GT Global Communications, Inc. in anticipation of the acquisition of the assets of the company. The acquisition is expected to close prior to year-end. The payment is reflected in "Deposits" as of June 30, 2002.

NOTE 5 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, the Company's current period loss, working capital deficiency, and stockholders' deficiency of $1,726,484, $2,078,800 and $1,617,956, respectively, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company plans to raise additional funds through loans from third parties and the sale of common stock for cash. The Company has negotiated a more advantageous advance rate with its factor that should ease the Company's need for new capital. The Company is of the opinion that the cash generated from these resources will be sufficient to provide adequate liquidity and capital resources. The Company anticipates that revenues will increase from the offering of new products and cellular phone service with new carriers.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that when it accomplishes the steps outlined above that the Company would have sufficient liquidity to remain viable for at least twelve months following the date of these financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------
                                   (UNAUDITED)


NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       Subsequent to June 30, 2002, the Company issued a total of 31,000 shares of common stock to an employee, a member of the Board of Directors and a consultant as compensation for services rendered on or before June 30, 2002. Common stock to be issued is reflected as a component of equity as of June 30, 2002.

       On July 9, 2002, the Company entered into an exclusive distribution agreement for the Jumpittm disposable cell phone battery. The distribution territory includes the United States and Canada. The agreement bears an initial term of one year with an option to renew for an additional three-year term.

       On July 21, 2002, MCI WorldCom Wireless, a significant customer of the Company, filed for Chapter 11 bankruptcy protection under the U.S. bankruptcy code. The Company was owed approximately $512,000 from MCI as of June 30, 2002. The Company has reserved $435,000 (approximately 85%) of the total due as an allowance for doubtful accounts.

       On August 8, 2002, the Company entered into a cyber-agency agreement and an equipment purchase agreement with Cingular Wireless LLC with a commencement date of September 1, 2002. The cyber-agency agreement has a one-year term and the equipment purchase agreement shall continue until terminated by either party. Under the cyber-agency agreement, the Company has the right to market and sell Cingular's cellular phone service and equipment. The Company shall receive a fixed rate of compensation as per an agreed upon rate schedule for each subscriber enrolled in a cellular service plan. The Company is subject to "chargebacks" of compensation if a subscriber does not complete 180 days of continuous active service.

       On August 14, 2002, the Company executed a business venture agreement with a consulting and investment firm to arrange or provide up to $10 million in value for the Company over a three-year period. The Company is required to reserve, and the consultants shall receive, a 20% equity stake in the Company on a diluted basis, subject to a specific reset formula. The consulting firm shall vest 2% of equity for each $1million of value created. The Company is required to enter into a financial advisory services agreement with the consultants. Compensation for the firm shall consist of a monthly fee and a percentage of any transaction introduced by the firm and accepted by the Company.

       In August 2002, the Company decided to discontinue the operations of Cyad Cellular Distributors, Inc. Cyad was formed in January of 2002 to act as a wholesaling division of the business. Cyad is 80% owned by the Company.

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

Overview

         CyberAds, Inc. began operations in the fourth quarter of 2000 and began generating revenues in December 2000. Through our wholly-owned subsidiary, IDS Cellular, Inc. (d/b/a "Wireless Choices"), we generate revenues by marketing cell phone services to potential consumers we are introduced to through our internet affiliate program and other third party telemarketing services.

         Commencing in the fourth quarter 2001, we began operating as a direct reseller of cellular phone service, which provides us with increased revenues as well as a requirement to provide cellular telephones with each sale and to maintain an inventory of cellular telephones. In late January 2002, we commenced the operations of Cyad Cellular Distributors, Inc., an 80% owned subsidiary. Cyad is a wholesale distributor of cellular telephones to retail operations. Revenues for Cyad, net of inter-company sales, for the three and six month periods ended June 30, 2002 were approximately $208,000 and $430,000, respectively. Cyad operations have ceased as of August 2002.

         Certain expenses have been recategorized in the Statement of Operations for the three and six months ended June 30, 2002 to conform to expense classifications used in the annual financial statements appearing in the Company's annual report on form 10-KSB for the year ended December 31, 2001.

Results of Operations

         Total revenues were $2,110,368 for the three months ended June 30, 2002 and $517,100 for the three months ended June 30, 2001. Revenues were $4,240,529 for the six months ended June 30, 2002 and $939,748 for the six months ended June 30, 2001. The $1,593,268 increase in revenues for the three months ended June 30, 2002 as compared to June 30, 2001 and the $3,300,781 increase in revenues for the six months ended June 30, 2002 as compared to June 30, 2001 primarily reflect the growth of our business since commencement of our cellular phone services.

         The cost of revenues was $1,080,582 and $1,882,107 for the three and six months ended June 30, 2002, respectively, consisting principally of the cost of cellular telephones. The gross profit for the three month period was $1,029,786 or 48.8% and $2,358,422 or 55.6% for the six month period.

         Total expenses for the three months ended June 30, 2002 were $2,078,913 as compared to $729,224 for three months ended June 30, 2001. Total expenses for the six months ended June 30, 2002 were $3,964,967 as compared to $1,281,123 for the six months ended June 30, 2001. The increases are directly related to the growth of our business.

         Selling expenses for the three month period ended June 30, 2002 increased to $878,637 or 41.6% of sales as compared to $320,696 or 62.0% of sales for the same period in 2001. Selling expenses for the six month period ended June 30, 2002 increased to $1,499,521 or 35.4% of sales as compared to $582,009 or 61.9% for the same period in 2001. The increase in selling expenses in 2002 as compared to 2001 is primarily attributable to additional expenditures for advertising and sales commissions, which directly correspond to the growth of our operations.

         Payroll expense for the three month period ended June 30, 2002 increased to $605,291 or 28.7% of sales as compared to $201,465 or 39.0% of sales for the same period in 2001. Payroll expenses for the six month period ended June 30, 2002 increased to $1,163,314 or 27.4% of sales as compared to $287,908 or 30.6% for the same period in 2001. The increase is due to the growth of our staff, which directly corresponds to the growth of our operations.

         General and administrative expenses for the three month period ended June 30, 2002 increased to $594,985 or 28.2% of sales as compared to $207,063 or 40.0% of sales for the same period in 2001. General and administrative expenses for the six month period ended June 30, 2002 increased to $1,302,132 or 30.7% of sales as compared to $411,206 or 43.8% for the same period in 2001.The increase in general and administrative expenses in 2002 as compared to 2001 is primarily attributable to the increases in shipping charges, professional fees, bad debt, rent, communication and temporary staffing. Various other expenses also increased. All increases directly correspond to the growth of our operations.

         Our net loss for the three months ended June 30, 2002 increased by $907,431 to $1,119,555 from a net loss of $212,124 for the three months ended June 30, 2001. Our net loss for the six months ended June 30, 2002 increased by $1,385,109 to $1,726,484 from a net loss of $341,375 for the six months ended June 30, 2001. The increase in net loss was due primarily to increases in expenses as explained above.

         Although we have a net loss for the three and six months ended June 30, 2002, management believes that the offering of new products and services and recent cost reductions should improve our operating performance for future periods.

         Liquidity and Capital Resources

         As of June 30, 2002, we had an accumulated deficit of $3,366,198 and cash in the bank of $40,857. We had a working capital deficit at June 30, 2002 of $2,078,800. The deficit was funded during the six month period ended June 30, 2002 by proceeds from the exercise of options ($55,000), proceeds from the issuance of convertible debentures ($60,000), net advances from related parties ($274,826) and net advances on accounts receivable under our factoring agreements with Rockland Credit Finance LLC and WebBank ($270,724).

         Net accounts receivable decreased $761,115 from $2,034,927 as of December 31, 2001 to $1,273,812 as of June 30, 2002. This decrease is primarily the result of an improvement in collection of receivables.

         We are non-compliant with respect to payment of employee and employer payroll-related taxes. The liability exceeds $223,000 as of June 30, 2002 and does not include the impact of penalties and interest. We recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

         Since inception we have experienced negative cash flow and have met our cash requirements by issuing, through a private placement, our common stock and by issuing stock as compensation for services provided. We have also funded current obligations through the issuance of common stock and convertible debentures, and related party loans. We generated additional funds through borrowings from a related party.

          As a result of recent cost reductions and the future offering of new products and services, we anticipate that cash generated from our operations and received from loans should be sufficient to satisfy our contemplated cash requirements for the next 12 months. After such time, we anticipate that we will need to raise additional funds through private or public offerings or additional borrowings.

         On July 21, 2002, MCI WorldCom Wireless, a significant customer of our company, filed for Chapter 11 bankruptcy protection under the U.S. bankruptcy code. We are owed approximately $512,000 from MCI as of June 30, 2002. We have reserved $435,000 (approximately 85%) of the total due as an allowance for doubtful accounts.

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. Our direct relationship with cellular providers has improved our cash collections. In addition, we may increase the use of telemarketing companies to provide new sales leads. Management believes the advantage to using telemarketing companies is that telemarketing companies are only paid for successful leads. The incentive for telemarketing companies to find successful leads may increase our future sales. Finally, we intend to continue our affiliate program, from which results have improved over the past several months. We may also attempt to raise additional funds through private or public offerings. We may seek additional borrowings through a new credit facility or other lenders.

         On April 1, 2002, we entered into a three year lease agreement with 6001, LLC for new office space to consolidate and expand all of our operations. Monthly rental under the agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively. We anticipate hiring additional employees as our operations expand. We do not anticipate any significant purchase of equipment unless we expand our business. However, an anticipated increase in business from direct contracts with cellular providers may affect the number of cellular phones we keep in inventory, as contractual arrangements with cellular providers in some instances will require us to keep cellular phones for anticipated sales in inventory at all times. The number and level of our employees as of June 30, 2002 is adequate to maintain our business.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         On August 19, 2002, we received a letter from the IRS indicating that they intend to levy our assets because we are non-compliant with respect to payment of employee and employer payroll-related taxes. The liability exceeds $223,000 as of June 30, 2002 and does not include the impact of penalties and interest. We recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

         On or about February 20, 2002, IDS Telecom, LLC filed an action against our company for trade name infringement to prevent IDS Cellular from using its name. On June 18, 2002, both parties to the lawsuit agreed that the IDS Cellular name would be phased out over a six month period. Each party also agreed to bear their own costs and expenses. The action was cancelled with the approval of the court and the agreement is subject to final negotiations and documentation. IDS Cellular is currently operating under the DBA "Wireless Choices".

Item 2. Changes in Securities and Use of Proceeds

         On January 5, 2002, we issued 50,000 shares of common stock and options to purchase 50,000 shares of our common stock exercisable at $1.00 to Atlas Pearlman, P.A. as consideration for legal services already provided to our company. The securities were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. Atlas Pearlman, P.A. had access to information about our company and had the opportunity to ask questions about our company.

         During the six months ended June 30, 2002, we issued 84,000 shares of common stock for services rendered, having a fair market value of $50,400. The shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The option holders had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into an agreement with a consultant, under which the consultant will provide our company with business consulting services. The consultant received options to purchase 1,300,000 shares of our common stock exercisable at $1.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. During the six month period ended June 30, 2002, the consultant exercised 625,000 of these options for cash proceeds of $55,000 and a subscription receivable of $570,000. The remaining, unused options expired July 6, 2002. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The consultant had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a product and sales development agreement with a consultant, under which the consultant received options to purchase 200,000 shares of our common stock exercisable at $1.00 per share and options to purchase 1,100,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. None of the options were exercised and they expired on July 6, 2002. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The consultant had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a product and sales development agreement with a consultant, under which the consultant received options to purchase 300,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six month period commencing on the date of the agreement. None of the options were exercised and they expired on July 6, 2002. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The consultant had access to information about our company and had the opportunity to ask questions about our company.

         On January 7, 2002, we issued options to purchase 100,000 shares of the Company's common stock exercisable at $.25 per share in exchange for loans received by the Company in 2001. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The option holders had access to information about our company and had the opportunity to ask questions about our company.

         On January 7, 2002, we issued an option to purchase 50,000 shares exercisable at $1.00 per share to our former controller. Our controller received these options for services previously performed. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Our controller had access to information about our company and had the opportunity to ask questions about our company.

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

         On January 8, 2002, we issued an option to purchase 5,000,000 shares of our common stock exercisable at $1.00 per share to our CEO. This option was issued in consideration for the advances that our CEO and his affiliates have made to our company and personal guarantees our CEO has made in favor of our company. The options were issued under an exemption from registration pursuant to section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability.

         On January 22, 2002, we issued 625,000 shares of series A convertible preferred stock to our CEO as consideration for a $625,000 promissory note made by our CEO in favor of our company. The note is repayable in ten years. As of June 30, 2002, $92,250 of the note receivable has been satisfied by a corresponding reduction in the amount due to our CEO that is included in advances from related parties. Interest for the term of the note is payable annually on the anniversary date of the note at an annual rate of 4.5%. Each share of the series A convertible preferred stock is convertible into one share of our common stock. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or available exemption.

         On February 20, 2002, as a component of an employment offer letter presented to our Chief Technology Officer, we granted 300,000 stock options at an exercise price of $1.35 to be vested quarterly over the employment agreement. On June 4, 2002, 75,000 options vested. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The CTO had access to information about our company and had the opportunity to ask questions about our company.

         On April 8, 2002, as a component of an employment agreement with our Chief Operating Officer, we granted 150,000 stock options at an exercise price of $1.15, which will vest on January 1, 2003 provided that the COO is still in the employ of our company. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The COO had access to information about our company and had the opportunity to ask questions about our company.

         On April 10, 2002, we issued options to purchase 50,000 shares of the Company's common stock exercisable at $1.00 per share to a computer and telephone consultant. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The consultant had access to information about our company and had the opportunity to ask questions about our company.

         On April 29, 2002, we entered into a one-year agreement with a consultant, under which the consultant will provide advisory, investor relations and public relations services for our company. The consultant will receive an aggregate of 60,000 restricted common shares over a one-year period and options to purchase 200,000 shares of the Company's common stock, vesting over a nine-month period at increasing prices, per an agreed upon schedule, in return for services. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The consultant had access to information about our company and had the opportunity to ask questions about our company.

         On May 1, 2002, as a component of an employment agreement with our Vice President of Finance, we granted 50,000 stock options with an exercise price of $1.00, which will vest on June 24, 2003 provided that the V.P. is still in the employ of our company. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. The V.P. had access to information about our company and had the opportunity to ask questions about our company.

         On May 9, 2002, we entered into two investment agreements whereby our company issued mandatorily convertible debentures aggregating $60,000 with effective commencement dates of May 13, 2002. The debentures were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The debentures issued contain a legend restricting their transferability absent registration or available exemption. The investors had access to information about our company and had the opportunity to ask questions about our company.

         During the six months ended June 30, 2002, we agreed to issue an aggregate of 16,000 shares of common stock to an officer and a director as compensation for services. The shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or available exemption. The officer and the director had access to information about our company and had the opportunity to ask questions about our company.

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

         On April 17, 2002, we experienced a theft of all our phone inventory and some computer equipment at our new facilities. We received an insurance settlement of $78,598 on July 25, 2002.

         On May 9, 2002, we entered into two investment agreements whereby we issued mandatorily convertible debentures aggregating $60,000 with effective commencement dates of May 13, 2002. The $60,000 is shown as convertible debentures on the accompanying June 30, 2002 balance sheet. The agreements provide for a 20% annual interest rate payable in quarterly installments. On the one-year anniversary date of the agreements, the investment principal will convert to free trading common stock with a 25% discount to the market based on the closing price one trading day prior to the anniversary of the agreement.

         We paid a $75,000 good faith deposit to the owners of GT Global Communications, Inc. in anticipation of the acquisition of its assets. The acquisition is expected to close prior to year-end. The payment is reflected in our financial information under "Deposits" as of June 30, 2002.

         On July 9, 2002, we entered into an exclusive distribution agreement for the Jumpittm disposable cell phone battery. The distribution territory includes the United States and Canada. The agreement bears an initial term of one year with an option to renew for an additional three-year term.

         On July 21, 2002, MCI WorldCom Wireless, a significant customer of our company, filed for Chapter 11 bankruptcy protection under the U.S. bankruptcy code. We are owed approximately $512,000 from MCI as of June 30, 2002. We have reserved $435,000 (approximately 85%) of the total due as an allowance for doubtful accounts.

         On August 8, 2002, we entered into a cyber-agency agreement and an equipment purchase agreement with Cingular Wireless LLC with a commencement date of September 1, 2002. The cyber-agency agreement has a one-year term and the equipment purchase agreement shall continue until terminated by either party. Under the cyber-agency agreement, we have the right to market and sell Cingular's cellular phone service and equipment. We shall receive a fixed rate of compensation as per an agreed upon rate schedule for each subscriber enrolled in a cellular service plan. We are subject to "chargebacks" of compensation if a subscriber does not complete 180 days of continuous active service.

         On August 14, 2002, we executed a business venture agreement with Strategica Services Corporation, a consulting and investment firm, to arrange or provide up to $10 million in value for our company over a three-year period. We are required to reserve, and the consultants shall receive, a 20% equity stake in our company on a diluted basis, subject to a specific reset formula. The consulting firm shall vest 2% of equity for each $1 million of value created. We are required to enter into a financial advisory services agreement with the consultants. Compensation for the firm shall consist of a monthly fee and a percentage of any transaction introduced by the firm and accepted by our company.

         In August 2002, we decided to discontinue the operations of Cyad Cellular Distributors, Inc. Cyad was formed in January of 2002 to act as a wholesaling division of the business. Cyad is our 80% owned subsidiary.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

         Exhibit No.        Description of Document
         -----------        -----------------------
         2.2                Stock Purchase Agreement with IDS Cellular and its shareholders(1)
         3.1(a)             Articles of Incorporation(1)
         3.1(b)             Articles of Amendment(1)
         3.1(c)             Designation of Series A Convertible Preferred Stock(2)
         3.2                Bylaws(1)
         4.0                Form of Stock Certificate(1)
         4.2                Loan Agreement with Levinson(1)
         4.3                Promissory Note issued by Levinson in favor of CyberAds, dated January 21, 2002(3)
         10.1               Employment/Consulting Agreement with Levinson(1)
         10.2               Agreements with American Cellular, Inc. and GT Global Communications, Inc.(1)
         10.3               Agreement with Triton PCS(1)
         10.4               Agreement with Regal Marketing International(1)
         10.6               Agreement with Beck Management, Inc.(1)
         10.7               Consulting Agreement with Gene Foland(2)
         10.8               Consulting Agreement with James L. Ricketts(2)
         10.9               Consulting Agreement with James L. Copley(2)
         10.10              Sales Agency Agreement with MCI WorldCom Wireless(2)
         21.0               Subsidiaries of Registrant(1)
         99.1               Certification of CEO
         99.2               Certification of Principal Accounting Officer

----------------
         (1)                Previously filed in Registration Statement on Form SB-2, File No. 333-62690.
         (2)                Previously filed in Registration Statement on Form SB-2, File No. 333-82104.
         (3)                Previously filed in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                               CyberAds, Inc.


DATED: September 4, 2002                       By:/s/Lawrence Levinson
                                                  ------------------------------
                                               Lawrence Levinson, Chairman and
                                               Chief Executive Officer

DATED: September 4, 2002                       By:/s/Robert B. Kline
                                                  ------------------------------
                                               Robert B. Kline, Principal
                                               Accounting Officer and Director