Form 10QSB
period 2002-09-30
CYBERADS INC
filed 2002-12-26
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________ to ________________


                       Commission File Number: 333-62690
                                               ---------

                                 CYBERADS, INC.
                                 --------------
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

                                 (561) 237-4001
                                 --------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,774,777 shares of Common Stock, par value $.001, as of September 30, 2002.


                                      INDEX
                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION                                                                  3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                             3

         Balance Sheets                                                                         4

         Statements of Operations                                                               5

         Condensed Statements of Cash Flows                                                     6-7

         Notes to Condensed Financial Statements                                                8-14

Item 2.  Management's Discussion and Analysis and Plan of Operations                            15

PART II. OTHER INFORMATION                                                                      18
         -----------------

Item 1.  Legal Proceedings                                                                      18

Item 2.  Defaults Upon Senior Securities                                                        18

Item 3.  Submissions of Matters to a Vote of Security Holders                                   18

Item 4.  Other Information                                                                      18

Item 5.  Exhibits and Reports on Form 8-K                                                       19

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements











                         CYBERADS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002






                                    CONTENTS
                                    --------


PAGE    4        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                 (UNAUDITED) AND DECEMBER 31, 2001

PAGE    5        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                 AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

PAGES 6 - 7      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                 MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

PAGES 8 - 14     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 SEPTEMBER 30, 2002 (UNAUDITED)

                                                    CYBERADS, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 -------------------------------------



                                     ASSETS
                                     ------
                                                                                September 30,          December 31,
                                                                              2002 (Unaudited)             2001
                                                                              ---------------         -------------
CURRENT ASSETS
 Cash                                                                           $        --            $    39,968
 Accounts receivable, net                                                         1,431,356              2,034,927
 Inventory                                                                          141,690                383,672
 Other current assets                                                               177,846                     --
                                                                                -----------            -----------
      Total Current Assets                                                        1,750,892              2,458,567
                                                                                -----------            -----------

PROPERTY AND EQUIPMENT - NET                                                        297,762                 41,963
                                                                                -----------            -----------

OTHER ASSETS
 Deposits                                                                            67,731                 15,913
 Goodwill                                                                           455,271                     --
                                                                                -----------            -----------
      Total Other Assets                                                            523,002                 15,913
                                                                                -----------            -----------

TOTAL ASSETS                                                                    $ 2,571,656            $ 2,516,443
------------                                                                    ===========            ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Current maturities of long-term debt                                           $    20,600            $        --
 Accounts payable                                                                 1,549,964                811,276
 Accounts payable - related party                                                   178,739                     --
 Accrued expenses, payroll and payroll taxes                                        645,037                174,135
 Factor payable                                                                     879,280                547,041
 Advances from related parties                                                    1,166,727              1,031,200
 Due to officers                                                                     62,250                152,250
 Advances from third parties                                                         48,966                125,000
 Convertible debentures                                                              60,000                     --
                                                                                -----------            -----------
      Total Current Liabilities                                                   4,611,563              2,840,902
                                                                                -----------            -----------

Long-term debt, less current maturities                                              22,368                     --
                                                                                -----------            -----------
         Total Liabilities                                                        4,633,931              2,840,902

STOCKHOLDERS' DEFICIENCY
 Convertible preferred stock, $.001 par value,
  5,000,000 shares authorized, 625,000 and
  none Series A issued and outstanding, respectively                                    625                     --
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 14,774,777 and 13,384,777
  shares issued and outstanding, respectively                                        14,775                 13,385
 Additional paid-in capital                                                       3,276,763              1,301,870
 Accumulated deficit                                                             (4,189,633)            (1,639,714)
                                                                                -----------            -----------
                                                                                   (897,470)              (324,459)
 Less: note receivable - officer (for preferred stock)                             (532,750)                    --
 Less: subscriptions receivable (for common stock)                                 (570,000)                    --
 Less: deferred consulting fees                                                     (50,000)                    --
 Less: deferred interest expense                                                    (12,055)                    --
                                                                                -----------            -----------
      Total Stockholders' Deficiency                                             (2,062,275)              (324,459)
                                                                                -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $ 2,571,656            $ 2,516,443
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


                                                    CYBERADS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            -----------------------------------------------
                                                              (UNAUDITED)






                                                 For the Three   For the Three  For the Nine    For the Nine
                                                 Months Ended    Months Ended   Months Ended    Months Ended
                                                 September 30,   September 30,  September 30,   September 30,
                                                     2002            2001           2002            2001
                                                 -------------   -------------  -------------   -------------
NET REVENUES                                     $  1,817,718    $    646,593    $  6,058,247    $  1,586,341

COST OF REVENUES                                      952,172              --       2,834,279              --
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                          865,546         646,593       3,223,968       1,586,341
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Selling                                              314,335         259,089       1,813,856         841,097
 Payroll expenses                                     819,646         306,733       1,982,960         594,641
 General and administrative                           424,728         705,935       1,726,860       1,127,141
                                                 ------------    ------------    ------------    ------------
     Total Expenses                                 1,558,709       1,271,757       5,523,676       2,562,879
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (693,163)       (625,164)     (2,299,708)       (976,538)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Other Income                                          12,027              --          12,027              --
 Gain on theft of assets                                   --              --           1,203              --
 Interest expense                                    (142,299)             --        (263,441)             --
                                                 ------------    ------------    ------------    ------------
     Total Other Income (Expense)                    (130,272)             --        (250,211)             --
                                                 ------------    ------------    ------------    ------------

NET LOSS                                         $   (823,435)   $   (625,164)   $ (2,549,919)   $   (976,538)
--------                                         ============    ============    ============    ============

NET LOSS PER COMMON SHARE AND EQUIVALENTS -
 BASIC AND DILUTED                               $      (0.06)   $      (0.05)   $      (0.18)   $      (0.07)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE
 PERIOD - BASIC AND DILUTED                        14,295,212      13,294,777      14,190,477      13,293,489
                                                 ============    ============    ============    ============

 See accompanying notes to condensed consolidated financial statements.

                                                    CYBERADS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -----------------------------------------------
                                                              (UNAUDITED)



                                                                         For the Nine            For the Nine
                                                                         Months Ended            Months Ended
                                                                      September 30, 2002      September 30, 2001
                                                                      -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $        (2,549,919)    $          (976,538)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Provision for doubtful accounts                                               172,310                      --
    Depreciation                                                                   29,712                   3,498
    Amortization of deferred consulting fees                                      150,000                      --
    Amortization of deferred loan costs                                                --                  71,880
    Amortization of deferred interest                                               7,945                      --
    Stock and options issued for services                                         142,298                 150,000
    Gain on theft of assets                                                        (1,203)                     --
    In-kind contribution of services                                                   --                   9,300
  (Increase) decrease in:
    Accounts receivable                                                           603,571                (100,774)
    Prepaid expenses                                                                   --                   7,961
    Inventory                                                                     241,982                      --
    Deposits                                                                      (51,818)                     --
    Deferred loan costs                                                                --                 (71,880)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                       1,350,720                 155,567
    Other current liabilities                                                     257,078                 102,930
     Related party accounts payable                                                    --                 411,620
     Due to officers                                                              (90,000)
                                                                      -------------------     -------------------
      Net Cash Used In Operating Activities                                       262,676                (236,436)
                                                                      -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Good faith deposit on future acquisition                                         (75,000)                     --
 Purchases of property and equipment                                             (301,473)                (16,726)
                                                                      -------------------     -------------------
      Net Cash Used In Investing Activities                                      (376,473)                (16,726)
                                                                      -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of offering costs                     55,000                  53,800
 Proceeds from issuance of convertible debentures                                  60,000                      --
 Proceeds from issuance of long-term debt                                          22,368                      --
 Goodwill                                                                        (455,271)
 Advances from third parties                                                           --                 150,000
 Repayments to third parties                                                      (76,034)                     --
 Advances from related parties, net                                               135,527                      --
 Advances from factor, net                                                        332,239                      --
                                                                      -------------------     -------------------
      Net Cash Provided By Financing Activities                                    73,829                 203,800
                                                                      -------------------     -------------------

NET INCREASE/(DECREASE) IN CASH                                                   (39,968)                (49,362)

CASH - BEGINNING OF PERIOD                                                         39,968                  49,362
                                                                      -------------------     -------------------

CASH - END OF PERIOD                                                  $                 0     $                 0
--------------------                                                  ===================     ===================

     See accompanying notes to condensed consolidated financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid for taxes                                                   $                --     $                --
                                                                      ===================     ===================

Cash paid for interest                                                $           199,817     $                --
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

During the nine months ended September 30, 2002, $92,250 of the note receivable for preferred stock was settled by a corresponding reduction in advances from related parties.

During the nine months ended September 30, 2002, a theft occurred resulting in a $56,353 reduction in inventory, a $21,042 reduction in fixed assets and a $1,203 gain from theft loss recovery. Concurrently, a $78,598 receivable for insurance proceeds has been recorded in other current assets.

During the nine months ended September 30, 2002, the Company issued 570,000 shares of common stock for a subscription receivable of $570,000.






























See accompanying notes to condensed consolidated financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


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

       In January 2002, Cyad Cellular Distributors, Inc. was formed and the Company received 80% of the shares issued at Cyad's inception. The Company began developing the business of wholesaling cellular phones. Cyad Cellular has since discontinued operations (See Note 4).

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the audited statements of the Company as issued on March 25, 2002.

NOTE 2 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

       (A) Operating Lease
       -------------------

       On April 1, 2002, the Company entered into a three-year lease agreement with 6001, LLC for new office space in order to consolidate all of its operating facilities. Monthly rental under this agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively. Effective November 1, 2002, the Company and the landlord executed an amendment to the lease, which provides for a $6,000 per month rent deferral for a period of eight months. The deferred rent will be repaid to the landlord over a twelve-month period commencing July 2003. The Company is accruing the deferrals monthly.

       (B) Consulting Agreements
       -------------------------

       On January 6, 2002, the Company entered into an agreement with a consultant under which the consultant would provide the Company with business consulting services. The consultant received options to purchase 1,300,000 shares of common stock exercisable at $1.00 per share in exchange for these services. The options were exercisable for a six-month period commencing on the date of the agreement. A total of 40,000 options were exercised within the six-month period and the remaining options have expired.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


       On January 6, 2002, the Company entered into a product and sales development agreement with a consultant under which the consultant received options to purchase 200,000 shares of common stock exercisable at $1.00 per share and options to purchase 1,100,000 shares of common stock exercisable at $2.00 per share in exchange for these services. The options were exercisable for a six-month period commencing on the date of the agreement. No options were exercised during the six-month period.

       On January 6, 2002, the Company entered into a product and sales development agreement with a consultant under which the consultant received options to purchase 300,000 shares of common stock exercisable at $2.00 per share in exchange for these services. The options were exercisable for a six-month period commencing on the date of the agreement. No options were exercised during the six-month period.

       On April 29, 2002, the Company entered into a twelve-month service agreement with a consulting firm to provide advisory, investor relations and public relations services. The agreement was terminated effective July 1, 2002. The firm received 15,000 common shares and is entitled to receive 50,000 options for the purchase of additional common shares. A consulting expense reduction of $34,898 and a deferred consulting expense reduction of $60,102 are reflected for the quarter ended September 30, 2002. Deferred consulting expense is a component of equity.

       (C) Employment Agreements
       -------------------------

       On February 20, 2002, the Company provided an offer letter to a Chief Technology Officer ("CTO"). The letter outlined the terms of an employment agreement that would be signed after a stated acceptance period. Effective September 30, 2002, the CTO, on behalf of his consulting firm, executed an agreement with the Company which provides for a total annual fee of $172,000 and stock options which are pending approval by the Board of Directors. In addition, the CTO and one of his employees each receive a $10,000 annual salary and insurance benefits from the Company.

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

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


       No cost has been recorded for the stock options issued to employees under the above agreements because the Company accounts for stock options and warrants issued to employees under APB Opinion No. 25.

       (D) Other Contingencies
       -----------------------

       The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability exceeds $357,000 as of September 30, 2002 and does not include the impact of penalties and interest. The Company recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

       On or about February 20, 2002, IDS Telecom, LLC filed an action against the Company for trade name infringement to prevent IDS Cellular from using its name. On June 18, 2002, both parties to the lawsuit agreed that the IDS Cellular name would be phased out over a six-month period. Each party also agreed to bear their own costs and expenses. The action was cancelled with the approval of the court. IDS Cellular, Inc. is currently operating under the DBA "Wireless Choices".

NOTE 3 EQUITY
------ ------

       (A) Convertible Preferred Stock
       -------------------------------

       On January 22, 2002, the Company designated 625,000 shares of preferred stock as Series A with a stated value of $1.00 per share. The Company issued the 625,000 Series A preferred shares to the Company's Chairman of the Board in return for a note receivable in the amount of $625,000 bearing 4% interest due on or before January 21, 2012. The preferred stock has preferential liquidation rights, is entitled to eight votes per preferred share, is redeemable at the stated value per share, and is convertible into common stock at a rate of four shares of common stock for each preferred share. As of September 30, 2002, $92,250 of the note receivable has been satisfied by a corresponding reduction in the amount due to the Chairman that is included in advances from related parties.

       (B) Stock Issued for Cash
       -------------------------

       During the nine months ended September 30, 2002, 625,000 options were exercised at $1.00 per share for cash proceeds of $55,000 and a subscription receivable of $570,000 for an aggregate amount of $625,000.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


       (C) Stock Issued for Services
       -----------------------------

       During the nine months ended September 30, 2002, the Company issued 84,000 shares of common stock having a fair market value of $50,400, for services rendered by a consultant in 2001.

       During the nine months ended September 30, 2002, the Company issued 50,000 shares of common stock and 50,000 stock options, having an exercise price of $1.00 per share for an aggregate value of $51,000, as payment for legal services rendered during 2001.

       On November 29, 2001, the Company entered into an agreement with a consultant whereby the Company agreed to issue 200,000 shares of common stock and 700,000 stock options having exercise prices of $0.60 and $0.80 in return for current and future marketing, consulting and strategic planning advisory services. The 200,000 shares were valued at $200,000, the fair market value of the common stock on the grant date based on concurrent cash offerings. Consulting expense of $150,000 was recognized as of September 30, 2002 and $50,000 is reflected as a deferred consulting expense component of equity. The 700,000 options were vested immediately and a corresponding expense of $249,000 was recognized in 2001.

       During the nine months ended September 30, 2002, the Company agreed to issue an aggregate of 16,000 shares of common stock to an employee and a member of the Board of Directors as compensation for services. Accordingly, an expense of $23,000 was recognized during the period when the services were rendered and the corresponding additional paid in capital and common stock to be issued are reflected as components of equity.

       On April 29, 2002, the Company entered into a twelve-month service agreement with a consulting firm to provide advisory, investor relations and public relations services. The agreement was terminated effective July 1, 2002. The firm received 15,000 common shares and is entitled to receive 50,000 options for the purchase of additional common shares. A consulting expense reduction of $34,898 and a deferred consulting expense reduction of $60,102 are reflected for the quarter ended September 30, 2002. Deferred consulting expense is a component of equity.

       (D) Other Stock Issued
       ----------------------

       In connection with the purchase of the common stock of GT Global Communications, Inc., the Company issued 200,000 shares of common stock to each of the two owners of GT Global. In addition, the Company issued options to purchase 500,000 shares each at an exercise price of $.13 per share and options to purchase 100,000 shares each at $1.00 per share. The corresponding additional paid in capital is reflected as a component of equity.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


       (E) Stock Options Issued
       ------------------------

       During the nine months ended September 30, 2002, the Company issued options to purchase an aggregate of 9,650,000 shares of common stock. The options range from six months to five years, and have exercise prices of $.13 to $2.00. The exercise price of these options was equal to or exceeded the fair value of the underlying common stock at the date of issuance; therefore no cost has been recorded at the time of issuance.

NOTE 4 OTHER MATTERS
------ -------------

       On April 17, 2002, the Company experienced a theft of its entire phone inventory and some computer equipment at its new location. The Company received an insurance settlement of $78,598 on July 25. A gain of $1,203 was recognized as other income.

       On May 9, 2002, the Company entered into two investment agreements whereby the Company issued mandatorily convertible debentures aggregating $60,000 with effective commencement dates of May 13, 2002. The $60,000 is shown as convertible debentures on the accompanying September 30, 2002 balance sheet. The agreements provide for a 20% annual interest rate payable in quarterly installments. On the one-year anniversary date of the agreements, the investment principal will convert to free trading common stock with a 25% discount to the market based on the closing price one trading day prior to the anniversary of the agreement.

       The beneficial conversion feature of the convertible debentures was valued at $20,000 on the date of issuance and is being amortized over the one-year life of the debenture. Interest expense of $12,712 was recognized as of September 30, 2002 and $12,055 is reflected as a deferred interest expense component of equity.

       On May 14, 2002, the Company entered into an eleven-month agreement with an Internet-based firm to provide online advertising at a total cost of $400,000. This agreement is being renegotiated.

       On July 9, 2002, the Company entered into an exclusive distribution agreement for the Jumpittm disposable cell phone battery. The agreement has since been terminated and the termination had no positive or adverse impact on the Company.

       On July 21, 2002, MCI WorldCom Wireless, a significant customer of the Company, filed for Chapter 11 bankruptcy protection under the U.S. bankruptcy code. The Company was owed approximately $512,000 from MCI as of September 30, 2002. The Company has reserved $435,000 (approximately 85%) of the total due as an allowance for doubtful accounts. The Company will submit a proof of claim in January of 2003.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


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

       On August 14, 2002, the Company executed a business venture agreement with a consulting and investment firm to arrange or provide up to $10 million in value for the Company over a three-year period. The Company has since terminated that agreement and the termination had no positive or adverse impact on the Company.

       In August 2002, the Company chose to discontinue the operations of Cyad Cellular Distributors, Inc. Cyad was formed in January of 2002 to act as a wholesaling division of the business. Cyad is 80% owned by the Company.

       As a result of certain financial conditions and time constraints, the Company has not had this report reviewed by the current auditors.

       The Company purchased the stock of GT Global Communications, Inc. for a cash payment of $75,000 in addition to 200,000 shares of the Company's common stock issued to each of the two owners of GT Global, options to purchase 500,000 shares each at an exercise price of $.13 per share and options to purchase 100,000 shares each at $1.00 per share. The 2001 records for GT Global are not auditable at present and the Company is still investigating the possibility of obtaining auditable records.

       The Company entered into a joint venture agreement with a third party whereby the Company pays commissions in exchange for the right to use a contract entered into by the third party and a cellular phone service provider. The Company provides all back office operations and processes all sales that are generated. The agreement was effective as of September 16, 2002. Gross revenue generated from this agreement was $157,200 for the period ended September 30, 2002. The other party is a company, which is owned 55% by the Chairman of the Board of CyberAds and 45% owned by another individual.

NOTE 5 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, the Company's current period loss, working capital deficiency, and stockholders' deficiency of $2,549,919, $2,860,671 and $2,062,275, respectively, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


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

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       On October 14, 2002, GT Global Communications, Inc., a wholly-owned subsidiary of the Company, entered into an independent sales representative marketing agreement whereby the Company markets a prepaid bank card via the Internet. The agreement has an initial term of three years and an automatic three-year renewal. The Company earns fees and commissions based on the issuance and usage of each card.

       Effective November 1, 2002, the Company and the landlord executed an amendment to the lease, which provides for a $6,000 per month rent deferral for a period of eight months. The deferred rent will be repaid to the landlord over a twelve-month period commencing July 2003. The Company is accruing the deferrals monthly.

Item 2.  Management Discussion and Analysis

General

         Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Overview

         CyberAds, Inc. began operations in the fourth quarter of 2000 and began generating revenues in December 2000. Through our wholly-owned subsidiary, IDS Cellular, Inc. (d/b/a "Wireless Choices"), we generate revenues by marketing cell phone services to potential consumers we are introduced to through our internet affiliate program and other third party telemarketing services.

         Commencing in the fourth quarter 2001, we began operating as a direct reseller of cellular phone service, which provides us with increased revenues as well as a requirement to provide cellular telephones with each sale and to maintain an inventory of cellular telephones. In late January 2002, we commenced the operations of Cyad Cellular Distributors, Inc., an 80% owned subsidiary. Cyad is a wholesale distributor of cellular telephones to retail operations. Revenues for Cyad, net of inter-company sales, for the three and nine month periods ended September 30, 2002 were approximately $208,000 and $430,000, respectively. Cyad operations have ceased as of August 2002.

         Certain expenses have been recategorized in the Statement of Operations for the three and nine months ended September 30, 2002 to conform to expense classifications used in the annual financial statements appearing in the Company's annual report on form 10-KSB for the year ended December 31, 2001.

Results of Operations

         Total revenues were $1,817,718 for the three months ended September 30, 2002 and $646,593 for the three months ended September 30, 2001. Revenues were $6,058,247 for the nine months ended September 30, 2002 and $1,586,341 for the nine months ended September 30, 2001. The $1,171,125 increase in revenues for the three months ended September 30, 2002 as compared to September 30, 2001 and the $4,471,906 increase in revenues for the nine months ended September 30, 2002 as compared to September 30, 2001 primarily reflect the growth of our business since commencement of our cellular phone services.

         The cost of revenues was $952,172 and $2,834,279 for the three and nine months ended September 30, 2002, respectively, consisting principally of the cost of cellular telephones. The gross profit for the three-month period was $865,546 or 47.6% and $3,223,968 or 53.2% for the nine-month period.

         Total expenses for the three months ended September 30, 2002 were $1,558,709 as compared to $1,271,757 for three months ended September 30, 2001. Total expenses for the nine months ended September 30, 2002 were $5,523,676 as compared to $2,562,879 for the nine months ended September 30, 2001. The increases are directly related to the growth of our business.

         Selling expenses for the three-month period ended September 30, 2002 increased to $314,335 or 17.3% of sales as compared to $259,089 or 40.1% of sales for the same period in 2001. Selling expenses for the nine-month period ended September 30, 2002 increased to $1,813,856 or 29.9% of sales as compared to $841,097 or 53.0% for the same period in 2001. The increase in selling expenses in 2002 as compared to 2001 is primarily attributable to additional expenditures for advertising and sales commissions, which directly correspond to the growth of our operations.

         Payroll expense for the three-month period ended September 30, 2002 increased to $819,646 or 45.1% of sales as compared to $306,733 or 47.4% of sales for the same period in 2001. Payroll expenses for the nine-month period ended September 30, 2002 increased to $1,982,960 or 32.7% of sales as compared to $594,641 or 37.5% for the same period in 2001. The increase is due to the growth of our staff, which directly corresponds to the growth of our operations.

         General and administrative expenses for the three-month period ended September 30, 2002 increased to $424,728 or 23.4% of sales as compared to $705,935 or 109.2% of sales for the same period in 2001. General and administrative expenses for the nine-month period ended September 30, 2002 increased to $1,726,860 or 28.5% of sales as compared to $1,127,141 or 71.1% for the same period in 2001. The increase in general and administrative expenses in 2002 as compared to 2001 is primarily attributable to the increases in shipping charges, professional fees, bad debt, rent, communication and temporary staffing. Various other expenses also increased. All increases directly correspond to the growth of our operations.

         Our net loss for the three months ended September 30, 2002 increased by $67,999 to $693,163 from a net loss of $625,164 for the three months ended September 30, 2001. Our net loss for the nine months ended September 30, 2002 increased by $1,323,170 to $2,299,708 from a net loss of $976,538 for the nine months ended September 30, 2001. The increase in net loss was due primarily to increases in expenses as explained above.

         Although we have a net loss for the three and nine months ended September 30, 2002, management believes that the offering of new products and services and recent cost reductions should improve our operating performance for future periods.

Liquidity and Capital Resources

         As of September 30, 2002, we had an accumulated deficit of $4,189,633 and cash in the bank of $0. We had a working capital deficit at September 30, 2002 of $2,860,067. The deficit was funded during the nine month period ended September 30, 2002 by proceeds from the exercise of options ($55,000), proceeds from the issuance of convertible debentures ($60,000), net advances from related parties ($4,199) and net advances on accounts receivable under our factoring agreements with Rockland Credit Finance LLC and WebBank ($255,847).

         Net accounts receivable decreased $603,571 from $2,034,927 as of December 31, 2001 to $1,431,356 as of September 30, 2002. This decrease is primarily the result of an improvement in collection of receivables.

         We are non-compliant with respect to payment of employee and employer payroll-related taxes. The liability exceeds $357,000 as of September 30, 2002 and does not include the impact of penalties and interest. We recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

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

         On July 21, 2002, MCI WorldCom Wireless, a significant customer of our company, filed for Chapter 11 bankruptcy protection under the U.S. bankruptcy code. We are owed approximately $512,000 from MCI as of September 30, 2002. We have reserved $435,000 (approximately 85%) of the total due as an allowance for doubtful accounts.

         The Company has entered into several new relationships that management believes will provide additional revenues to permit the company to become cash flow positive. This includes the acquisition of GT Global (direct carrier contracts) and MLS Link (direct carrier contract)

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. Our direct relationship with cellular providers has improved our cash collections. In addition, we may increase the use of telemarketing companies to provide new sales leads. Management believes the advantage to using telemarketing companies is that telemarketing companies are only paid for successful leads. The incentive for telemarketing companies to find successful leads may increase our future sales. Finally, we intend to continue our affiliate program, from which results have improved over the past several months. We may also attempt to raise additional funds through private or public offerings. We may seek additional borrowings through a new credit facility or other lenders.

         On April 1, 2002, we entered into a three-year lease agreement with 6001, LLC for new office space to consolidate and expand all of our operations. Monthly rental under the agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively. We anticipate hiring additional employees as our operations expand. We do not anticipate any significant purchase of equipment unless we expand our business. However, an anticipated increase in business from direct contracts with cellular providers may affect the number of cellular phones we keep in inventory, as contractual arrangements with cellular providers in some instances will require us to keep cellular phones for anticipated sales in inventory at all times. The number and level of our employees as of September 30, 2002 is adequate to maintain our business.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         On August 19, 2002, we received a letter from the IRS indicating that they intend to levy our assets because we are non-compliant with respect to payment of employee and employer payroll-related taxes. The liability exceeds $357,000 as of September 30, 2002 and does not include the impact of penalties and interest. We recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

         On or about February 20, 2002, IDS Telecom, LLC filed an action against our company for trade name infringement to prevent IDS Cellular from using its name. On June 18, 2002, both parties to the lawsuit agreed that the IDS Cellular name would be phased out over a six month period. Each party also agreed to bear their own costs and expenses. The action was cancelled with the approval of the court. IDS Cellular is currently operating under the DBA "Wireless Choices".

Item 2.  Defaults Upon Senior Securities

         None.

Item 3.  Submission of Matters to a Vote of Security Holders

         None.

Item 4.  Other Information

         On April 1, 2002, we entered into a three-year lease agreement with 6001, LLC for new office space to consolidate all of our operating facilities. Monthly rental under this agreement is $16,667, $18,333 and $20,000 during the first, second and third year, respectively. Effective November 1, 2002, the Company and the landlord executed an amendment to the lease, which provides for a $6,000 per month rent deferral for a period of eight months. The deferred rent will be repaid to the landlord over a twelve-month period commencing July 2003. The Company is accruing the deferrals monthly.

         On April 17, 2002, we experienced a theft of all our phone inventory and some computer equipment at our new facilities. We received an insurance settlement of $78,598 on July 25, 2002. A gain of $1,203 was recognized as other income.

         On May 9, 2002, we entered into two investment agreements whereby we issued mandatorily convertible debentures aggregating $60,000 with effective commencement dates of May 13, 2002. The $60,000 is shown as convertible debentures on the accompanying September 30, 2002 balance sheet. The agreements provide for a 20% annual interest rate payable in quarterly installments. On the one-year anniversary date of the agreements, the investment principal will convert to free trading common stock with a 25% discount to the market based on the closing price one trading day prior to the anniversary of the agreement.

         On July 9, 2002, the Company entered into an exclusive distribution agreement for the Jumpittm disposable cell phone battery. The agreement has since been terminated and the termination had no positive or adverse impact on the Company.

         On July 21, 2002, MCI WorldCom Wireless, a significant customer of our company, filed for Chapter 11 bankruptcy protection under the U.S. bankruptcy code. We are owed approximately $512,000 from MCI as of September 30, 2002. We have reserved $435,000 (approximately 85%) of the total due as an allowance for doubtful accounts.

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

         On August 14, 2002, the Company executed a business venture agreement with a consulting and investment firm to arrange or provide up to $10 million in value for the Company over a three-year period. The Company has since terminated that agreement and the termination had no positive or adverse impact on the Company.

         In August 2002, we decided to discontinue the operations of Cyad Cellular Distributors, Inc. Cyad was formed in January of 2002 to act as a wholesaling division of the business. Cyad is our 80% owned subsidiary.

         The Company purchased the stock of GT Global Communications, Inc. for a cash payment of $75,000 in addition to 200,000 shares of the Company's common stock issued to each of the two owners of GT Global, options to purchase 500,000 shares each at an exercise price of $.13 per share and options to purchase 100,000 shares each at $1.00 per share. The 2001 records for GT Global are not auditable at present and the Company is still investigating the possibility of obtaining auditable records.

         The Company entered into a joint venture agreement with a third party whereby the Company pays commissions in exchange for the right to use a contract entered into by the third party and a cellular phone service provider. The Company provides all back office operations and processes all sales that are generated. The agreement was effective as of September 16, 2002. Gross revenue generated from this agreement was $157,200 for the period ended September 30, 2002. The other party is a company, which is owned 55% by the Chairman of the Board of CyberAds and 45% owned by another individual.

Item 5.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         Exhibit No.        Description of Document
         -----------        -----------------------
         2.2                Stock Purchase Agreement with IDS Cellular and its shareholders(1)
         3.1(a)             Articles of Incorporation(1)
         3.1(b)             Articles of Amendment(1)
         3.1(c)             Designation of Series A Convertible Preferred Stock(2)
         3.2                Bylaws(1)
         4.0                Form of Stock Certificate(1)
         4.2                Loan Agreement with Levinson(1)
         4.3                Promissory Note issued by Levinson in favor of CyberAds, dated January 21, 2002(3)
         10.1               Employment/Consulting Agreement with Levinson(1)
         10.2               Agreements with American Cellular, Inc. and GT Global Communications, Inc.(1)
         10.3               Agreement with Triton PCS(1)
         10.4               Agreement with Regal Marketing International(1)
         10.6               Agreement with Beck Management, Inc.(1)
         10.7               Consulting Agreement with Gene Foland(2)
         10.8               Consulting Agreement with James L. Ricketts(2)
         10.9               Consulting Agreement with James L. Copley(2)
         10.10              Sales Agency Agreement with MCI WorldCom Wireless(2)
         21.0               Subsidiaries of Registrant(1)
         99.1               Certification of CEO
         99.2               Certification of Principal Accounting Officer
-----------------
         (1)                Previously filed in Registration Statement on Form SB-2, File No. 333-62690.
         (2)                Previously filed in Registration Statement on Form SB-2, File No. 333-82104.
         (3)                Previously filed in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                            CyberAds, Inc.


DATED: December 26, 2002                    By:/s/Lawrence Levinson
                                               ---------------------------------
                                            Lawrence Levinson, Chairman and
                                            Chief Executive Officer

DATED: December 26, 2002                    By:/s/Robert B. Kline
                                               ---------------------------------
                                            Robert B. Kline, Principal
                                            Accounting Officer and Director