Form 10KSB
period 2002-12-31
CYBERADS INC
filed 2003-05-16
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                                 (561) 237-4001
                                 --------------
                           (Issuer's Telephone Number)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)  Yes  [ ]    No  [X]

                                Table of Contents


                                                                                          Page
                                                                                          ----

PART I                                                                                      3
Item 1.       Description of Business                                                       3
Item 2.       Description of Property                                                       8
Item 3.       Legal Proceedings                                                             8
Item 4        Submission of Matters to a Vote of Security Holders                           8

PART II                                                                                     8
Item 5.       Market for Common Equity and Related Stockholder Matters                      8
Item 6.       Management's Discussion and Analysis or Plan of Operation                     11
Item 7.       Financial Statements                                                          13
Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                          13
PART III                                                                                    13
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                             13
Item 10.      Executive Compensation                                                        16
Item 11.      Security Ownership of Certain Beneficial Owners and Management                19
Item 12.      Certain Relationships and Related Transactions                                20
Item 13.      Exhibits, Lists and Reports on Form 8-K                                       22

PART I

Item 1.  Description of Business

Summary

         Organized under the laws of the State of Florida on April 12, 2000, CyberAds, Inc. began in December 2000 by utilizing member lists internally through our wholly-owned subsidiary, IDS Cellular, Inc. to market cellular phone services. When we began generating revenues from our cellular phone marketing services, we decided to focus exclusively on this line of business. We started an affiliate program to expand our potential customer base. Our affiliate program works by paying participating third party websites commissions for referring cellular phone customers to our "freecellular-phone.com" website. A third party website will receive a commission if a customer it refers to us purchases a cellular phone or cellular services.

         The majority of our revenues are derived from our cellular phone marketing services. Our business focuses primarily on marketing cell phone services to potential consumers we are introduced to through our affiliate program and other third party telemarketing services. We have begun to diversify outside of our core cellular business.

Background and History

         We were incorporated under the laws of the State of Florida in April 2000. Our wholly owned subsidiary, IDS Cellular, Inc., which we acquired through a stock purchase effective December 31, 2000, was formed in December 2000 under the laws of the State of Florida. We no longer use the name IDS Cellular.

         Our executive offices are located in Boca Raton, Florida and our telephone number is (561) 237-4001.

Strategy

         Our goal is to become a leader in direct marketing and sales on the Internet. We currently focus our marketing efforts primarily towards the marketing and sale of cellular telephones and services. With our recent increase in revenues and third party financing, we intend to implement our strategy through the following:

         o Expand Affiliate Program. By offering participating third party websites commissions for directing potential customers to our website, we believe our affiliate program will continue to supply us with a substantial customer base.

         o Developing Additional Products/Services. Based on the fact that we have a strong distribution network we wanted to diversify our product line. We launched a secured credit card www.approvedbankcard.com in the 3rd quarter and www.beneficialhealthcare.com in the 4th quarter. We have plans to launch additional products that have a broad based appeal, require little or no COGS and provide residual income.

Cyberads, Inc Overview

         Cyberads markets cellular phone services and plans to consumers. Our cellular phone services are marketed through an affiliate program. We attract third party websites to become part of our affiliate program by offering commissions for sales of cell phones and cell phone services in which they initiated the contact with the consumer. A website becomes an affiliate of our company by placing freecellular-phone.com advertising materials and banners on their websites. These advertisements and banners promote our cellular phone services. When a consumer on an affiliate's site clicks on our banner or advertising they are directed to freecellular-phone.com.

         When a visitor enters our website, they are asked to provide personal credit information in order to qualify for a cellular phone service. In addition, this information determines whether the visitor is in a coverage area for any of the cell phone carriers that we refer applicants to. Once a coverage area is determined, the applicant will choose a respective calling plan and telephone. If the consumer provides this information, it is delivered to our executive offices where it is processed and a credit check is made. Depending on the consumer's credit history, the application is either approved or denied. An approved application is then further processed and directed to one of the carriers with whom we are associated. We currently have access to the following cell phone carriers:

         Cingular
         T-Mobile
         Alltel Communications

         We believe that we have access to enough carriers that the loss of any carrier would not materially effect our business. In addition, we signed a partnership with Inphonic that will increase the amount of carriers that we are able to market.

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

Cyberads Cellular Operations

Direct Suppliers

         On March 10th, 2003, Cyberads, Inc entered into an agreement with Inphonic, Inc that allows Cyberads to utilize all of Inphonic's cellular agreements. They include AT&T, Cingular, T-Mobile, Verizon and Alltel. This in effect increased the coverage area and provides our customers greater choices when selecting cellular service.

         As a result of this agreement Cyberads, Inc. will no longer continue a direct relationship with the carriers. Instead we will work as a sales agent of Inphonic. Inphonic will be responsible for all order fulfillment including shipping, customer care, sales and verification. They will also provide Marketing and Creative support if required.

Customer Base

         The majority of our potential customers are identified through our affiliate program. To build our potential consumer base, we started an affiliate based marketing program which allows other Internet based businesses to refer potential consumers to our cellular website, www.freecellular-phone.com. If a customer purchases and receives cellular phone service, the affiliate whom provided the referral will receive a commission from the sale. All visitors and sales are tracked through an administration portion of a site. Each affiliate has their own linking code to track their statistics. We presently have approximately 1,000 affiliates. Affiliate websites include, but are not limited to, the following:

         email.com
         Precisionplaymedia.com
         Mailsweeps.com
         Advertising.com
         Beam.to
         Euniverse.com

         There are no contractual obligations under our affiliate program and we have not entered into written contracts with our affiliates. Third party websites elect to join our affiliate program by submitting to us an e-mail information form found on our freecellular-phone.com website. Upon submitting the form via e-mail, the third party website receives a banner to place on its website describing our services and linking our services to its website. The affiliate will receive a commission for each sale initiated through the banner on its website. Commissions are paid to our affiliates on a monthly basis, 20 days after the month's end.

         The average commission paid to an affiliate for an approved cellular sale ranges between $40.00-$55.00.

         Since we derive the majority, if not all of our customers, from our affiliate program, commissions paid will continue to be a material cost for our company. We have historically paid high commissions in order to attract websites to our affiliate program.

         In 2002 Cyberads sent out over 1 billion marketing messages resulting in over 21,000,000 visitors and 53,823 sales. This represents a 53% increase in sales from the previous year.

Cellular Phone Inventory

         As a result of the agreement with Inphonic we are no longer required to purchase Phones or maintain inventory. Inphonic assumes that responsibility.

Related Parties and Reliance on Certain Cellular Providers

         We rely on Inphonic as our provider for equipment for all of the carriers they have an affiliation with.

Factoring Plan

         On October 17, 2001 we entered into a nine month master factoring agreement with Rockland Credit Financial LLC. The master factoring agreement was subsequently terminated on January 15, 2002, when the master factoring agreement was assumed by Webbank, a Utah industrial loan corporation. We entered into a new master factoring agreement with Webbank on January, 15, 2002 under materially the same terms as our initial agreement with Rockland. Under the terms of the agreement we may assign our weekly accounts receivable to Webbank and receive immediate payment equal to 70% of the weekly accounts receivable. When Webbank collects the assigned accounts receivable we receive the remaining balance on our weekly accounts receivable assigned to Webbank minus a discount ranging from 1.75% to 6.75% based on days elapsed between the initial assignment and Webbank's collection of the assigned weekly accounts receivable. Under the agreement we are obligated to factor $70,000 of our accounts receivable per month. In connection with the agreement we have granted Webbank a security interest in the following collateral: accounts receivable, inventory and computer equipment. In addition, we have granted Webbank a security interest in the proceeds from the sale of the above collateral. Through December 31, 2002 we factored approximately $547,000 of our accounts receivable.

Recent Events

         As noted above we entered into a partnership with Inphonic, Inc. on March 10, 2003 to handle all order fulfillment, sales, customer service, verification and marketing. As a result of this agreement, Cyberads was able to reduced staffing levels by 66% and reduce payroll by over 50%. Furthermore, commissions - net of cost of goods sold - were at a comparable level. Our cellular footprint increased due to Inphonic having agreements with more cellular carriers. Cash flow improved significantly because Inphonic pays every 15 days and the carriers an average of every 45 days.

Competition

         The market for cellular phone marketing services is characterized by intense price competition. We compete with numerous well-established retailers, carriers, wholesale distributors and suppliers of cellular products and services, including AT&T, CingularWireless and Verizon. Substantially all of our competitors market the same or similar services directly to our customers and most have the financial resources to withstand substantial price competition and implement extensive advertising and promotional programs. In recent years, the price for services that we and our competitors have been able to charge customers has decreased, primarily as a result of lower costs and greater competition in the industry. We believe that significant price base competition will continue to exist for the foreseeable future. The cellular service industry is characterized by low barriers to entry. Our ability to continue to compete successfully will be largely dependent on our ability to maintain and establish relationships with our web affiliated and Inphonic.

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

Employees

         We currently employ 12 people, all of whom are full-time employees, in the following capacities: 2 executive officers, 2 administrative, 1 operations, 2 marketing, 3 sales and 2 finance. Our employees are not represented by a collective bargaining unit. We believe relations with our employees are very good.

Item 2.  Description of Property

         On April 6, 2002 we relocated all of our operations to a 10,000 square foot facility located at 6001 Park of Commerce Blvd., Boca Raton, Florida. This property is leased from 6001, LLC. The term of the lease is through April 1, 2005. We pay approximately $11,925 per month for the lease.

Item 3.  Legal Proceedings

         We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates currently a party in any legal proceeding adverse to our company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

         Our shares of common stock commenced trading on the OTC Bulletin Board on December 20, 2001 under the symbol "CYAD." Our closing price on May 14, 2002 was $0.02. During fiscal 2002, the closing price of our common stock reached a high of approximately $0.90 and a low of $0.02.

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

Preferred Stock

         We currently have no preferred stock issued and outstanding.

         However, on January 21, 2002 we filed a certificate of designation designating 625,000 of our 5,000,000 shares of preferred stock as series A convertible preferred stock. The 625,000 shares of series A convertible preferred stock have a stated value of $1.00 per share. The shares were issued to our chief executive officer. The preferred stock has the following rights, preferences and privileges:

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

Overview

         Through our IDS Cellular, Inc. subsidiary (d/b/a "Wireless Choices"), commencing in the fourth quarter of 2001, we began submitting contracts directly to several major wireless providers and began maintaining an inventory and ship phones directly to customers. Under these circumstances, we bear the risk of loss on the cellular phones and recognize a gross commission and related cost of goods sold for the cellular phone at the time the phone is shipped. Our gross margin will vary depending on the percentage of revenue received directly or indirectly from wireless providers. In late January 2002, we commenced the operations of Cyad Cellular Distributors, Inc. and 80% owned subsidiary. Cyad is a wholesale distributor of cellular telephones to retail operations. Revenues from Cyad were approximately $430,000. Cyad operations ceased as of August 2002.

Results of Operations

         Revenues were $8,326,211 for the year ending December 31, 2002 and $4,968,550 for the year ended December 31, 2001. The $3,357, 661 increase in revenues for the year ended December 31, 2002 as compared to December 31, 2001 reflects the change in business structure where the Company's revenues for 2002 were from direct contracts with the wireless carriers (that commenced in the fourth quarter of 2001). Cost of sales for the year ended December 31, 2002 were $3,939,359 an increase of $2,791,691 from $1,147,668 for the year ending December 31, 2001. Materially all of our revenues were generated from the sale of cellular telephones and services. The increase in cost of sales results from the Company now providing the cellular telephones as part of each sale.

         Expenses for the year ended December 31, 2002 were $19,157,662 as compared to $4,473,260 for the year ended December 31, 2001. Expenses for the year ended December 31, 2002, were related to the growth of our business operations and other costs including, but not limited to, sales commissions for cellular phone services sales of $2,506,943; general and administrative expense of $14,212,133 and payroll expense of $2,438,586.

         Accounts receivable decreased $961,167 to $1,073,760 as of December 31, 2002 from $2,034,927 as of December 31, 2001. This decrease is a result of improved collection of receivables. We wrote off accounts receivable totaling $399,869 during the year ended December 31, 2001 that were deemed uncollectible as of the end of the period. We wrote off $61,038 in 2002 and reserved another $512,172.

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

         At December 31, 2002, we had an accumulated deficit of $17,512,915 and $0 cash in the bank. For the year ended December 31, 2002, the deficit has been partly funded through the sale of common stock and convertible debentures totaling $115,000, increases in accounts payable and accrued expenses of $2,336,538 and reductions in accounts receivable and inventory of $965,295.

         The Company's business method continues to evolve during the early part of 2003. Early in March 2003, the Company entered into a contract with Inphonic whereby the Inphonics will be responsible for handling all order fulfillment processes, customer service, verification and shipping. The Company anticipates reducing operational staff by up to 66% within a short term after the inception of the agreement. The Company will also reduce its costs by eliminating its requirement for factoring accounts receivable as Inphonics will pay every two weeks. The improved cash flow resulting from the implementation of the Inphonics contract and other cost cutting measures including the restructuring of the real estate facilities lease will further assist the Company's steps to reach positive cashflow.

         Our cash expenditures over the next 12 months are anticipated to be approximately $4,000,000, consisting primarily of commission expenses, payroll expenses and consulting fees. The following sources, in addition to funds generated from operations, are available to fund current operations: net advances from related parties ($963,671 since inception); net loans from third party lenders ($125,000) and private placement of our common stock for cash ($53,800 during the year ended December 31, 2001). We anticipate that cash generated from operations, and the benefits from the improved cashflow from the Inphonics contract should be sufficient to provide us adequate liquidity and capital resources for the next 12 months.

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. These steps include the reduction of operating costs including rent, payroll and factoring expenses. These saving added to the benefits of the Inphonic's contract should provide all of the liquidity the company requires.

         The number and level of our employees at December 31, 2002 will be reduced during 2003 as a result of the implementation of the Inphonic's contract.

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

Name                    Age               Position
----                    ---               --------
Lawrence Levinson       55          Chairman of the Board and Chief Executive Officer
Robert B. Kline         44          President, Treasurer and Director
Robert Modansky         48          Director
Michael Zimmerman       57          Director

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

Indemnification of Directors and Officers

         The Florida Business Corporation Act (the "Corporation Act") permits the indemnification of directors, employees, officers and agents of Florida corporations. The Company's Articles of Incorporation and Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by the Corporation Act.

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

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth information relating to salary and stock options we paid during the past three fiscal years to our chief executive officer; and to each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002. Other than salary and stock options, we paid no other form of compensation to our executive officers and directors. No stock options were exercised during the fiscal year ended December 31, 2002

Name                        Position           Salary          Stock Options
----                        --------           ------          -------------

Lawrence Levinson             CEO                     0          5,025,000

Robert Kline                  Pres             $133,726             25,000

Robert Modansky               Dir                     0             25,000

Michael Zimmerman             Dir                     0             25,000

James Baumhart                COO              $ 92,331                  0

Yannick Tessier               CTO              $ 72,626                  0

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

Option Exercises and Holdings

         The following tables set forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2002 to our chief executive officer and to each of our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2001.

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

Name and Address of             Amount and Nature of            Percentage
Beneficial Owner                Beneficial Ownership             Of Class
----------------                --------------------             --------

Lawrence Levinson                  10,732,000 (1)(2)              56.3%

Gene Foland                         1,365,000 (3)                  9.3%
5060 N.E. 23rd Terrace
Lighthouse Point, FL 33064

James Ricketts                      1,300,000 (4)                  8.8%
14741 Lewis Road
Miami, FL 33014

Robert B. Kline                     1,025,000 (2)                  7.6%

Michael Magno                         349,000 (5)                  2.4%

Robert Modansky                        25,000 (6)                    *

Michael Zimmerman                      60,000 (6)(7)                 *

Executive Officers and
Directors (as a group of 5)         6,291,500 (8)                 46.8%

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

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)      Exhibits

Exhibit No.     Description of Document
-----------     -----------------------

2.2         Stock Purchase Agreement with IDS Cellular and its shareholders(1)
3.1(a)      Articles of Incorporation(1)
3.1(b)      Articles of Amendment(1)
3.1(c)      Designation of Series A Convertible Preferred Stock(2)
3.2         Bylaws(1)
4.0         Form of Stock Certificate(1)
4.1         Loan Agreement with Four Star Financial Services, LLC(1)
4.2         Loan Agreement with Levinson(1)
10.1        Employment/Consulting Agreement with Levinson(1)
10.2        Agreements with American Cellular, Inc. and GT Global
            Communications, Inc.(1)
10.3        Agreement with Triton PCS(1)
10.4        Agreement with Regal Marketing International(1)
10.6        Agreement with Beck Management, Inc.(1)
10.7        Consulting Agreement with Gene Foland(2)
10.8        Consulting Agreement with James L. Ricketts(2)
10.9        Consulting Agreement with James L. Copley(2)
10.10       Sales Agency Agreement with MCI WorldCom Wireless(2)
21.0        Subsidiaries of Registrant(1)

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

                                           CYBERADS, INC.


                                           By: /s/ Lawrence Levinson
                                              ----------------------
                                              Lawrence Levinson
                                              Chairman, Chief Executive Officer



         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                      DATE
       ---------                     -----                      ----

/S/Lawrence Levinson                 D, CB                     5/15/03
--------------------
Lawrence Levinson

/s/Robert Kline                      P/T/D                     5/15/03
---------------
Robert B. Kline

/s/Robert Modansky                   D                         5/15/03
------------------
Robert Modansky

/s/Michael Zimmerman                 D                         5/15/03
--------------------
Michael Zimmerman

                                 Certifications

I, Larry Levinson, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Cyberads, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Asphalt Paving International, Inc., as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/Larry Levinson
-----------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Cyberads, Inc. #2 ("the Company")on Form 10-KSB for the period ended #3 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Larry Levinson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 15, 2003


/s/Larry Levinson
-----------------
Chief Executive Officer

                         CYBERADS, INC. AND SUBSIDIARIES



                                    CONTENTS
                                    --------


PAGE            F-1         INDEPENDENT AUDITORS' REPORT

PAGE            F-2         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE            F-3         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                            YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE            F-4         CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED
                            DECEMBER 31, 2002 AND 2001

PAGE          F-5 - F-6     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                            YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGES         F-7 - F-25    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                            DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  CyberAds, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CyberAds, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CyberAds, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company had a $15,873,201 loss from operations, a working capital deficiency of $4,074,435 and a stockholders' deficiency of $3,686,740. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 13, 2003

                         CYBERADS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                             -----------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
 Accounts receivable, net                                                               $        1,073,760
 Inventory                                                                                         156,234
                                                                                        ------------------
       Total Current Assets                                                                      1,229,994
                                                                                        ------------------

PROPERTY AND EQUIPMENT - NET                                                                       210,659
                                                                                        ------------------
OTHER ASSETS
 Deposits                                                                                           77,251
 Intangible asset                                                                                   75,000
 Other assets                                                                                       24,785
                                                                                        ------------------
       Total Other Assets                                                                          177,036
                                                                                        ------------------

TOTAL ASSETS                                                                            $        1,617,689
------------                                                                            ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                                         $          112,649
 Accounts payable                                                                                1,783,712
 Accounts payable - related parties                                                                831,625
 Accrued expenses                                                                                  655,612
 Factor payable, net                                                                               613,423
 Advances from related parties                                                                   1,101,158
 Due to officers                                                                                   146,250
 Loan payable - convertible debentures                                                              60,000
                                                                                        ------------------
       Total Current Liabilities                                                                 5,304,429
                                                                                        ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Convertible preferred stock, $.001 par value, 5,000,000 shares
  authorized, none issued and outstanding                                                               --
 Common stock, $.001 par value, 50,000,000 shares authorized,
  14,774,777 shares issued and outstanding                                                          14,775
 Additional paid-in capital                                                                     13,818,415
 Accumulated deficit                                                                           (17,512,915)
                                                                                        ------------------
                                                                                                (3,679,725)
 Deferred financing costs                                                                           (7,015)
                                                                                        ------------------
      Total Stockholders' Deficiency                                                            (3,686,740)
                                                                                        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $        1,617,689
----------------------------------------------                                          ==================



          See accompanying notes to consolidated financial statements.
                                       F-2

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------


                                                                                   For the Year Ended       For the Year Ended
                                                                                   December 31, 2002         December 31, 2001
                                                                                   ------------------       --------------------
NET REVENUES                                                                       $       8,326,211        $          4,968,550

COST OF REVENUES                                                                           3,939,359                   1,147,668
                                                                                   -----------------        --------------------

GROSS PROFIT                                                                               4,386,852                   3,820,882
                                                                                   -----------------        --------------------

OPERATING EXPENSES
 Selling                                                                                   2,506,943                   1,692,847
 Payroll expenses                                                                          2,438,586                   1,048,086
 General and administrative                                                               14,212,133                   1,732,327
                                                                                   -----------------        --------------------
     Total Operating Expenses                                                             19,157,662                   4,473,260
                                                                                   -----------------        --------------------

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE                                     (14,770,810)                   (652,378)
                                                                                   -----------------        --------------------

OTHER EXPENSE
 Gain on theft of assets                                                                       1,203                          --
 Gain on settlement with former employee                                                       8,250                          --
 Impairment of property and equipment                                                        (77,627)                         --
 Other income                                                                                    636                          --
 Interest expense and financing costs                                                       (538,146)                   (262,728)
 Loss on acquisition not consummated                                                        (300,000)                         --
                                                                                   -----------------        --------------------
     Total Other Expense                                                                    (905,684)                   (262,728)
                                                                                   -----------------        --------------------

LOSS FROM CONTINUING OPERATIONS                                                          (15,676,494)                   (915,106)

LOSS FROM DISCONTINUED OPERATIONS                                                           (196,707)                   (111,553)
                                                                                   -----------------        --------------------

NET LOSS                                                                           $     (15,873,201)       $         (1,026,659)
--------                                                                           =================        ====================

BASIC AND DILUTED LOSS PER COMMON SHARE
 Loss from continuing operations                                                   $           (1.10)       $              (0.07)
 Loss from discontinued operations                                                             (0.01)                      (0.01)
                                                                                   -----------------        --------------------
                                                                                   $           (1.11)       $              (0.08)
                                                                                   =================        ====================

Weighted average number of common shares outstanding - basic and diluted                  14,333,944                  13,314,033
                                                                                   =================        ====================



          See accompanying notes to consolidated financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------


                                                                                                          Deferred
                                                                                                         Consulting
                                                                                                           Fees &
                                                               Additional                                 Deferred
                                           Common Stock          Paid-In     Accumulated  Subscriptions   Financing
                                      Shares       Amount        Capital       Deficit     Receivable       Costs       Total
                                   ----------   ------------  ------------  ------------- ------------- ----------- ------------
Balance, December 31, 2000         13,235,000   $     13,235  $    671,020  $   (613,055) $     (5,025) $ (150,000) $    (83,825)

Issuance of common stock for cash,
  net of offering costs                59,777             60        53,740            --            --          --        53,800

Issuance of common stock
  for services                         90,000             90        89,910            --            --          --        90,000

Recognition of deferred
  consulting fees                          --             --            --            --            --     150,000       150,000

Settlement of subscription
  for services                             --             --            --            --         5,025          --         5,025

In-kind contribution of services           --             --         6,200            --            --          --         6,200

Issuance of options related
  to a loan                                --             --       153,000            --            --          --       153,000

Options issued for services                --             --       249,000            --            --          --       249,000

Issuance of options related to
  advances made to the Company             --             --        79,000            --            --          --        79,000

Net loss, 2001                             --             --            --    (1,026,659)           --          --    (1,026,659)
                                  -----------   ------------  ------------  ------------  ------------  ----------  ------------

Balance, December 31, 2001         13,384,777         13,385     1,301,870    (1,639,714)           --          --      (324,459)

Issuance of common stock for
  cash, net of offering costs          40,000             40        39,960            --            --          --        40,000

Issuance of common stock and
  options for services                315,000            315    12,091,620            --            --          --    12,091,935

Issuance of common stock and
  options for 2001 accrued
  legal services                       50,000             50        50,950            --            --          --        51,000

Options exercised                     585,000            585        14,415            --            --          --        15,000

Convertible debentures                     --             --        20,000            --            --      (7,015)       12,985

Issuance of stock on acquisition
  not consummated                     400,000            400       299,600            --            --          --       300,000

Net loss, 2002                             --             --            --   (15,873,201)           --          --   (15,873,201)
                                  -----------   ------------  ------------  ------------  ------------  ----------  ------------

BALANCE, DECEMBER 31, 2002         14,774,777   $     14,775  $ 13,818,415  $(17,512,915) $         --  $   (7,015) $ (3,686,740)
--------------------------        ===========   ============  ============  ============  ============  ==========  ============

          See accompanying notes to consolidated financial statements.
                                       F-4

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                              For the Year Ended    For the Year Ended
                                                                               December 31, 2002     December 31, 2001
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(15,873,201)         $ (1,026,659)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Provision for doubtful accounts                                                      223,310               517,393
 Loss on acquisition not consummated                                                  300,000                    --
 Impairment of fixed assets                                                            77,627                    --
 Beneficial conversion of convertible debentures                                       12,985                    --
 Depreciation                                                                          39,805                 5,558
 Gain on settlement with former employee                                               (8,250)                   --
 Stock and options issued for services                                             12,091,935               494,025
 Gain on theft of assets                                                               (1,203)                   --
 In-kind contribution of services                                                          --                 6,200
 Options issued as part of a loan                                                          --               153,000
 Options issued related to advances made to the Company                                    --                79,000
 (Increase) decrease in:
  Accounts receivable                                                                 737,857            (2,504,812)
  Other assets                                                                        (24,785)                   --
  Prepaid expenses                                                                         --                (5,913)
  Inventory                                                                           227,438              (383,672)
  Deposits                                                                            (61,338)                   --
 Increase (decrease) in:
  Accounts payable                                                                  1,855,061               792,592
  Accrued expenses                                                                    481,477               135,135
  Due to officers                                                                          --                81,750
                                                                                 ------------          ------------
       Net Cash Provided by (Used in) Operating Activities                             78,718            (1,656,403)
                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of intangible asset                                                         (75,000)                   --
 Cash received for stolen equipment                                                    22,245                    --
 Purchases of property and equipment                                                 (307,170)              (42,503)
                                                                                 ------------          ------------
       Net Cash Used In Investing Activities                                         (359,925)              (42,503)
                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                55,000                53,800
 Cash overdraft                                                                       112,649                    --
 Proceeds from convertible debentures                                                  60,000                    --
 Proceeds from officers                                                                 2,250                    --
 Advances from third parties                                                               --               325,000
 Repayments to third parties                                                         (125,000)             (200,000)
 Advances from related parties                                                        884,896             1,221,800
 Repayments to related parties                                                       (814,938)             (258,129)
 Proceeds from factored accounts receivable, net                                       66,382               547,041
                                                                                 ------------          ------------
       Net Cash Provided By Financing Activities                                      241,239             1,689,512
                                                                                 ------------          ------------

NET INCREASE (DECREASE) IN CASH                                                       (39,968)               (9,394)

CASH, BEGINNING OF PERIOD                                                              39,968                49,362
                                                                                 ------------          ------------
CASH, END OF PERIOD                                                              $         --          $     39,968
-------------------                                                              ============          ============
Interest paid during the year                                                    $    479,689          $     30,728
                                                                                 ============          ============
Taxes paid during the year                                                       $         --          $         --
                                                                                 ============          ============

          See accompanying notes to consolidated financial statements.
                                       F-5

                         CYBERADS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------






SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

In January 2002, the Company issued 50,000 shares of common stock and 50,000 stock options for an aggregate value of $51,000, as payment for legal services previously rendered and accrued.

During the year ended December 31, 2002, a theft occurred resulting in a $56,353 reduction in inventory and a $21,042 reduction in fixed assets. The Company received insurance proceeds of $78,598 and accordingly, recorded a gain of $1,203 from theft loss recovery.








































          See accompanying notes to consolidated financial statements.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) Nature of Operations
         ------------------------

         CyberAds, Inc. was incorporated in the state of Florida on April 12, 2000 and originally intended to offer internet-based opt-in email list aggregation and database services to customers that wished to direct mail promotional campaigns to consumers who had given their permission to receive email messages in various categories. NetAds of South Florida, Inc., a wholly owned subsidiary of the CyberAds, was incorporated in the state of Florida on April 12, 2000 and operated the associated website. NetAds obtained consumers permission to receive opt-in email by giving away cash and non-cash prizes to those people registered at their website. As of December 31, 2000, NetAds suspended awarding cash prizes. During 2001, this business segment was discontinued (See Note 14).

         Effective December 31, 2000, the Company acquired IDS Cellular, Inc. ("IDS") by issuing 7,500,000 shares of its common stock for all of the outstanding common stock of IDS whereby IDS became a wholly owned subsidiary. The acquisition was accounted for as a business combination of entities under common control because both entities had common ownership interests. IDS was incorporated in the state of Florida on December 11, 2000 and receives revenue by obtaining cellular phone applications from advertising banners placed at various websites and submitting approved applications to cellular phone service providers (carriers) as well as to master dealers that have contracted with various other carriers. IDS does business with several website hosts, who receive a commission for each completed contract for cellular phone service. All operations of IDS have been moved to CyberAds, Inc. (See
         Note 14).

         In January 2002, Cyad Cellular Distributors, Inc. ("Cyad") was formed and CyberAds, Inc. received 80% of the shares issued at Cyad's inception. Cyad began developing the business of wholesaling cellular phones. In August 2002, Cyad's operations were discontinued (See Note
         14).

         Effective June 1, 2002, CyberAds entered into an agreement to acquire all of the outstanding shares of GT Global Communications, Inc. ("GT") in exchange for cash of $75,000, and 400,000 shares of the CyberAds' common stock having an aggregate fair market value of $300,000 for a total purchase price of $375,000. Due to the fact that the records for GT were not auditable, the Company rescinded its agreement to acquire GT. As part of the rescission, the former owners of GT received their stock back and retained all consideration received from CyberAds. CyberAds was able to retain the trade name "Wireless Choices", which appears on the accompanying balance sheet as an intangible asset. Accordingly, CyberAds recognized a $300,000 loss on the rescinded acquisition.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         In March 2003, the Company changed its business model whereby it will no longer maintain an inventory. For the cellular phone subscriptions obtained in the future, the phones shall be shipped by carrier or a fulfillment company. As a result, the Company will not be responsible for delivering cellular phones to subscribers and revenue shall be recognized on a net basis.

         (B) Principles of Consolidation
         -------------------------------

         The accompanying consolidated financial statements include the accounts of CyberAds, Inc., and its wholly owned subsidiaries (NetAds of South Florida, Inc., IDS Cellular, Inc. and Cyad Cellular Distributors, Inc.), collectively, (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

         (E) Reclassifications
         ---------------------

         Certain 2001 balances have been reclassified to conform to the 2002 presentation.

         (F) Property and Equipment
         --------------------------

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for over the estimated useful life of the assets of five to seven years. Repairs and maintenance that do not extend the useful life of the asset are charged to expenses in the period they occur. Leasehold improvements are amortized over the shorter of the term of the related lease or their useful life. An impairment loss of $77,627 was recorded during 2002 for assets that are idle as a result of staff reductions.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         (G) Inventories
         ---------------

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts. No impairment loss was recognized during 2002 and 2001.

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

         (J) Loss Per Share
         ------------------

         Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

         (K) Advertising Expense
         -----------------------

         Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense, including promotional expenses, for the years ended December 31, 2002 and 2001 was $313,704 and $81,814, respectively.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

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

         (M) Revenue Recognition
         -----------------------

         The Company actively seeks applications for cellular phone contracts, for which commissions are received either directly or indirectly from wireless providers. The Company recognizes revenue on both a net and gross basis as explained below. During 2002 and 2001, the Company submitted applications for approval to contracted master dealers. The agreements with the master dealers call for commissions to be paid once the consumer has received the phone. Under these circumstances, the Company does not bear the risk of loss on the cellular phone and recognizes only a net commission at the time the phone is delivered to the consumer.

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

         (N) Fair Value of Financial Instruments
         ---------------------------------------

         Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Accounts receivable, accounts payable, accrued expenses, factor payable and loans and advances payable to related and non-related parties are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         (O) Impairment of Long-Lived Assets
         -----------------------------------

         The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. An additional impairment loss of approximately $43,000 will be recognized in the quarter ended March 31, 2003 for additional assets that became idle as a result of further staff reductions.

         (P) New Accounting Pronouncements
         ---------------------------------

         SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

         The adoption of this pronouncement will not a material effect on the Company's financial position or results of operations.

NOTE 2   ACCOUNTS RECEIVABLE
------   -------------------

         Accounts receivable at December 31, 2002 consisted of the following:

         Accounts receivable                                 $       2,502,054
         Less allowance for doubtful accounts                         (486,000)
         Less reserve for chargebacks                                 (942,294)
                                                             -----------------
                                                             $       1,073,760
                                                             =================

         Bad debts for the years ended December 31, 2002 and 2001 were $223,310 and $399,869, respectively.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

NOTE 3   PROPERTY AND EQUIPMENT
------   ----------------------

         Property and equipment at December 31, 2002 consisted of the following:

         Furniture and fixtures                               $          51,318
         Machinery and equipment                                         72,227
         Leasehold improvements                                           8,076
         Computer equipment                                              53,951
         Property and equipment - idle                                   58,931
         Less accumulated depreciation                                  (33,844)
                                                              -----------------
                                                              $         210,659
                                                              =================

         Depreciation expense for the years ended December 31, 2002 and 2001 was $39,805 and $5,558, respectively. See Note 1(O) for impairment of idle long-lived assets.

NOTE 4   ACCRUED EXPENSES
------   ----------------

         The following schedule reflects accrued expenses at December 31, 2002:

         Accrued payroll and payroll taxes                     $        565,735
         Accrued vacation                                                13,800
         Accrued interest                                                76,077
                                                               ----------------
                                                               $        655,612
                                                               ================

NOTE 5   FACTOR PAYABLE
------   --------------

         On October 17, 2001, the Company entered into a one-year accounts receivable factoring agreement with a factor. This agreement was replaced with a nine-month agreement dated January 12, 2002 with another factor. The new agreement renews automatically for successive one-year periods unless terminated. Under the new agreement, the factor advances 50% of the gross accounts receivable from certain customers (at the factor's discretion) of the Company. The value of the accounts receivable upon which the factor advances funds is based on the lowest plan commission the Company is entitled to receive from the carrier (even though actual commissions are higher). The Company is charged an initial fee of 0.75% plus a variable percentage fee ranging from 1% to 6% based upon the length of the collection period. All of the Company's accounts receivable, inventories and computer hardware and software are pledged as collateral under this agreement. In addition, both the Chief Executive Officer and the President have personally guaranteed the funds due to the factor. Under the terms of the agreement, the Company must pay a discount fee on a minimum of $50,000 of advances per month. As of December 31, 2002, the net amount owed to the factor was $613,423

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         on factored gross accounts receivable of $1,151,025. During 2002, the Company incurred $313,626 in factoring expense. The Company is currently in default with respect to the factoring agreement and is in the process of negotiating a settlement.

NOTE 6   ADVANCES FROM RELATED PARTIES
------   -----------------------------

         The following schedule reflects advances due to related parties at December 31, 2002:

         Advance due to a corporation owned by the Chief Executive Officer of the
          Company, bearing 10% interest, due on demand and unsecured                    $         360,549

         Advance due to the President of the Company, non-interest bearing, due on
          demand and unsecured                                                                      6,287

         Advance due to the Chief Executive Officer of the Company, bearing 10%
          interest, due on demand and unsecured                                                   734,322
                                                                                        -----------------
                                                                                        $       1,101,158
                                                                                        =================

         In consideration of interest, the Company issued options to the Chief Executive Officer in January 2002. Accordingly, under APB 25, no expense was recognized. In addition, in January 2001, the Company entered into an agreement with the Chief Executive Officer whereby the Company agreed to pay leased car payments on behalf of the Chief Executive Officer in lieu of paying interest to the Chief Executive Officer. During 2002, interest on the above advances was $59,489, of which $26,646 was for leased car payments and the balance is included in accrued interest payable.

NOTE 7   DUE TO OFFICERS
------   ---------------

         Due to officers consists of amounts due to two officers in the aggregate amount of $146,250 and are for consulting services previously rendered to the Company. During 2002, the Company entered into an agreement whereby an officer relinquished his receivable due from the Company in return for a consulting contract to perform future services. Accordingly, the Company recorded a gain of $8,250 during 2002.

NOTE 8   CONVERTIBLE DEBENTURES
------   ----------------------

         On May 9, 2002, the Company entered into two investment agreements whereby the Company issued mandatorily convertible debentures aggregating $60,000 is shown as convertible debentures on the accompanying December 31, 2002 balance sheet. The agreements provide for a 20% annual interest rate payable in quarterly installments. On

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         the one-year anniversary date of the agreements, the investment principal will convert to free trading common stock with a 25% discount to the market based on the closing price one trading day prior to the anniversary of the agreement. The beneficial conversion feature of the convertible debentures was valued at $20,000 on the date of issuance and is being amortized over the one-year life of the debenture. Interest expense of $12,985 was recognized during 2002 and $7,015 is reflected as a deferred interest expense component of equity. On May 9, 2003, the due date of the convertible debentures was extended to September 9, 2003 bearing 10% interest. During the time extension, the notes are not convertible, but the conversion element will be reinstated if the debentures are not repaid by October 13, 2003.

         On December 24, 2002, the Company entered into a six-month agreement with an investment-banking firm to raise approximately $3,000,000 in a revolving line of credit and approximately $3,000,000 in equity capital, which would allow the Company to make significant acquisitions and deploy a marketing roll-out strategy. The funding will take the form of a $300,000 angel funding (i.e. private placement of common stock), in front of the approximately $6,000,000 funding previously described. The Company agrees to pay the firm a fee equal to 4.5% of the equity capital raised up to $1,000,000 and 3% of the capital raised above $1,000,000. The Company also agrees to pay a fee of 2.5% of the loan proceeds raised up to $1,000,000 and 1% thereafter. As additional consideration, upon completion of the funding, the Company will issue shares of common stock equal to 5% of the equity ownership that the preferred stockholders would have upon conversion established at the time of their investment. If the Company acquires a company, which was directly or indirectly introduced by the investment-banking firm, then the Company agrees to pay a fee of $60,000 per acquisition. Pursuant to the agreement, the Company agreed to issue 25,000 common shares to the investment-banking firm at the time of signing. The shares were issued in April 2003.

NOTE 9   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         (A) Operating Leases
         --------------------

         The Company occupied four different locations during 2001. The Company initially occupied 1,300 square feet of office space from a company that is owned by the Chief Executive Officer for its executive headquarters at no cost to the Company (See Note 10(E)). Accordingly, during 2001, the Company accrued $1,550 per month for this space or a total of $6,200, which is included in additional paid-in capital (See
         Note 10(E)). Commencing May 1, 2001, the Company began making actual rent payments for this space on a month-to-month basis of $1,989. During April 2001, the Company began subleasing additional space at a separate location at a rate of $1,500 per month from the aforementioned affiliated company.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         During September 2001, the Company entered into a three-year lease for 3,570 square feet having a monthly rental of $5,653. Within the same building, the Company entered into a one-year lease agreement for an additional 869 square feet with a monthly rental of $1,590.
         The above leases were terminated in March and May of 2002 upon the Company moving into its new facilities. On April 1, 2002, the Company entered into a three-year lease agreement for new office space to consolidate all of its operating facilities. Monthly rental under this agreement was $16,667, $18,333 and $20,000 during the first, second, and third year, respectively. Effective April 1, 2003, the lease agreement was amended whereby the Company reduced its office space to one-half of the original space with a corresponding reduction in the monthly rent.

         Future minimum lease payments under the operating lease at December 31, 2002 consists of the following:

                                          Year
                                          ----

                                          2003              $          173,575
                                          2004                         151,933
                                          2005                         184,617
                                          2006                          31,800
                                                            ------------------
                                                            $          541,925
                                                            ==================

         Rent expense for the year ended December 31, 2002 and 2001 totaled $233,988 and $67,842, respectively.

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

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

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

         On September 9, 2001, the Company entered into a one-year agreement with a consultant to assist with matters relating to the management and organization of the Company. The agreement calls for 90,000 shares of common stock as compensation (See Note 10(D)).

         On November 29, 2001, the Company entered into an agreement with a consultant to assist the Company to acquire direct cellular contracts with additional carriers. The Company issued options to purchase up to 700,000 shares of common stock at an exercise price of $0.60 and $0.80 (See Note 11(A)).

         On June 2, 2000, the Company entered into a one-year agreement with a consultant to provide strategic planning services (See Note 10(D)). The agreement called for the consultant to receive 300,000 shares of fully vested and non-forfeitable common stock as well as annual compensation of $24,000. The agreement was terminated early due to non-performance after $10,000 of compensation was paid and no balance is due as of December 31, 2001. The 300,000 shares were issued in 2000 and valued for financial accounting purposes at $300,000, the fair market value of the common stock on the grant date based on concurrent cash offerings. Consulting expense of $150,000 was recognized during each of the periods ended December 31, 2001 and 2000.

         On September 1, 2000, the Company entered into five one-year agreements with employee/consultants to perform the marketing, website development, and management of the Company. Four of these consultants are officers of the Company and include all three members of the Board of Directors. The agreements called for an aggregate of $282,000 to be paid annually. In addition, each consultant received an option to purchase 50,000 shares for an aggregate of 250,000 options of the Company's stock at $1.00. The options were originally due to expire September 1, 2001, but have been extended an additional four years (See
         Note 11(A)). At the expiration of the consulting agreements, these individuals became employees of the Company.

         Effective November 1, 2000, the Company entered into a one-year agreement with an individual who is an officer of the Company. The agreement called for the individual to perform duties relating to the management and organization of the Company. The agreement called for $42,000 to be paid annually. In addition, the officer received an option to purchase 50,000 shares of the Company's stock at $1.00. The options were originally to expire November 1, 2001, but have been extended an additional four years (See Note 11(A)).

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

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

         (D) Other Contingencies
         -----------------------

         The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. The liability is approximately $520,000 as of December 31, 2002, including the estimated impact of penalties and interest. The Company recently initiated communications with the IRS to pursue a satisfactory settlement arrangement.

         On or about February 20, 2002, an unrelated limited liability company filed an action against the Company for trade name infringement to prevent IDS from using its name. On June 18, 2002, both parties to the lawsuit agreed that the IDS name would be phased out over a six-month period. Each party also agreed to bear their own costs and expenses. The action was cancelled with the approval of the Court.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

NOTE 10  STOCKHOLDERS' DEFICIENCY
-------  ------------------------

         (A) Authorized Stock
         --------------------

         On March 13, 2001, the Company increased its authorized shares of common stock to 50,000,000 and authorized 5,000,000 shares of preferred stock at $.001 par value.

         (B) Convertible Preferred Stock
         -------------------------------

         On January 22, 2002, the Company designated 625,000 shares of preferred stock as Series A with a stated value of $1.00 per share. The Company issued the 625,000 Series A preferred shares to the Company's Chief Executive Officer in return for a note receivable in the amount of $625,000 bearing 4% interest due on or before January 21, 2012. The preferred stock has preferential liquidation rights, is entitled to eight votes per preferred share, is redeemable at the stated value per share, and is convertible into common stock at a rate of four shares of common stock for each preferred share. As of December 31, 2002, the preferred stock as well as the note receivable have been rescinded.

         (C) Stock Issued for Cash
         -------------------------

         During the year ended December 31, 2002, 40,000 options were exercised at $1.00 per share for cash proceeds of $40,000.

         During the year ended December 31, 2002, 585,000 options were for cash proceeds of $15,000 and a subscription receivable of $570,000 for an aggregate amount of $585,000. The subscription receivable was written off during the year.

         During 2001, the Company issued 59,777 shares of common stock for an aggregate of $53,800 (net of offering costs of $5,977), or an average of $1.00 per share before offering costs.

         (D) Stock Issued for Services
         -----------------------------

         During the year ended December 31, 2002, the Company issued 84,000 shares of common stock having a fair market value of $50,400 for services rendered by a consultant.

         During the year ended December 31, 2002, the Company issued 50,000 shares of common stock and 50,000 stock options, having an exercise price of $1.00 per share for an aggregate value of $51,000 as payment for legal services rendered during 2001.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         During the year ended December 31, 2002, the Company issued an aggregate of 16,000 shares of common stock to an employee and a member of the Board of Directors as compensation for services. Accordingly, an expense of $23,000 was recognized during the year ended December 31, 2002 and the corresponding additional paid-in capital and common stock are reflected as components of equity.

         On April 29, 2002, the Company entered into a twelve-month service agreement with a consulting firm to provide advisory, investor relations and public relations services. The agreement was terminated effective July 1, 2002. The firm received 15,000 common shares and is entitled to receive 50,000 options for the purchase of additional common shares. Accordingly, consulting expense of $23,535 is reflected for the year ended December 31, 2002.

         During 2002, in connection with the purchase of the common stock of GT Global Communications, Inc., the Company issued 200,000 shares of common stock having an aggregate fair market value of $300,000 to each of the two owners of GT Global for an aggregate of 400,000 shares of common stock. The acquisition was rescinded and the Company recognized a $300,000 loss on the acquisition not consummated (See Note 1).

         On November 29, 2001, the Company entered into an agreement with a consultant whereby the Company agreed to issue 200,000 shares of common stock and 700,000 stock options having exercise prices of $0.60 and $0.80 in return for current and future marketing, consulting and strategic planning advisory services. The 200,000 shares were valued at $200,000, the fair market value of the common stock on the grant date based on concurrent cash offerings. Accordingly, consulting expense of $200,000 was recognized during 2002. The 700,000 options vested immediately and a corresponding expense of $249,000 was recognized in 2001.

         On September 9, 2001, the Company entered into a one-year agreement with a consultant under which the consultant will provide management and organizational services. The consultant received a total of 90,000 shares of common stock in exchange for these services (See Note 9(B)). During 2001, consulting expense of $90,000 was recognized accordingly.

         In April 2000, the Company issued 5,025,000 shares of common stock to its founders for $5,025. A subscription receivable for $5,025 was recorded at December 31, 2000. During 2001, the subscription receivable of $5,025 was satisfied by services rendered.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         In June 2000, the Company issued 300,000 shares of common stock, valued at the fair market value on the grant date based on the concurrent cash offering price, for consulting fees due to the Company's financial advisor of $300,000 (See Note 9(B)). During 2001 and 2000, $150,000 and
         $150,000 respectively, was recognized as consulting expense.

         (E) In-Kind Contribution
         ------------------------

         From inception through April 2001, a company owned by the Chief Executive Officer provided office space and utilities to the Company. The Company was not required to pay for its use of the facilities. Accordingly, the Company recognized $6,200 of expense during 2001 for these contributed items with an offsetting increase in additional paid-in capital. Management estimated the value of the contributed items. The Company assumed the lease for the remainder of 2001 (See
         Note 9(A)).

NOTE 11  STOCK OPTIONS AND WARRANTS
-------  --------------------------

         (A) Common Stock Options
         ------------------------

         On November 1, 2001, the Company adopted the 2001 Stock Option Plan, (the "Plan") which authorized the issuance of up to 500,000 shares of common stock to employees, consultants, representatives, officers and directors of the Company. As of December 31, 2002, no shares have been issued under the Plan.

         During 2002 and 2001, the Company granted 6,350,000 and 300,000 stock options, to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, compensation cost has been recognized for options issued to employees only for the intrinsic value of those options in the amount of $11,500,000 for 2002. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss for the year ended December 31, 2002 and 2001 would have changed to the pro-forma amount indicated below.

         In September 2001, the Company extended by four years the expiration date of options issued to employees in 2000 (See Note 9(B)). The options were re-priced and under APB 25, no expense was recognized.

                                                                      2002                   2001
                                                                ------------------     -----------------
         Net Loss                           As Reported         $    (15,873,201)      $    (1,026,659)
                                            Pro Forma                (16,745,201)           (1,050,659)
         Basic and Diluted Net
          Loss Per Share                    As Reported                    (1.11)                (0.08)
                                            Pro Forma                      (1.17)                (0.08)

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         During 2002, the Company issued options to consultants to purchase 3,450,000 shares of commons tock at exercise prices of $0.25 and $1.00. Accordingly, $295,000 of expense was recognized as consulting expense and was included in general and administrative expenses during 2002.

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model in accordance with SFAS 123 with the following weighted average assumptions used for grants in 2002 and 2001, respectively: dividend yield of zero for all years; expected volatility of 0% to 285%; and 0.1%; risk-free interest rates of 1.54% to 4.57% and 6.125%; expected lives of one to four years.

         A summary of the Company's stock options as of December 31, 2002 and 2001, and the changes during the years then ended is presented below:

                                                                    2002                              2001
                                                         ----------------------------      --------------------------
                                                                             Weighted                       Weighted
                                                                             Average                         Average
                                                                             Exercise                       Exercise
         Fixed Options                                       Shares            Price         Shares           Price
         -------------                                   -------------       --------      ----------      ----------
         Outstanding at beginning of year                    1,300,000            .70         300,000      $     1.00
         Granted (includes re-priced options in 2001)        9,800,000           1.03       1,000,000            0.61
         Forfeited                                                  --             --              --              --
         Expired                                             2,325,000           1.87              --              --
         Exercised                                             625,000           1.00              --              --
                                                         -------------       --------      ----------      ----------
         Outstanding at end of year                          8,150,000            .82       1,300,000      $     0.70
                                                         =============       ========      ==========      ==========

         Options exercisable at year end                     8,150,000                      1,300,000
                                                         =============                     ==========
         Weighted average fair value of options
          granted to employees during the year           $        1.95                     $     0.08
                                                         =============                     ==========

                                      F-21

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                                    Options Outstanding                                      Options Exercisable
           ----------------------------------------------------------------------    --------------------------------
                                                      Weighted
                                   Number             Average         Weighted            Number          Weighted
                               Outstanding at        Remaining         Average        Exercisable at       Average
               Range of         December 31,        Contractual       Exercise         December 31,       Exercise
            Exercise Price          2002                Life            Price              2002             Price
           ----------------    ----------------     -------------   -------------    ----------------   -------------
           $    0.00 - 0.99           2,325,000              2.04   $        0.35           2,325,000   $        0.35
           $    1.00 - 1.99           5,825,000              3.84            1.00           5,825,000            1.00
           ----------------    ----------------     -------------   -------------    ----------------   -------------
           $    0.00 - 1.99           8,150,000              3.33   $        0.82           8,150,000   $        0.82
           ================    ================     =============   =============    ================   =============

         (B) Common Stock Warrants
         -------------------------

         In June 2000, the Company issued to an officer of the Company a five-year warrant to purchase up to 50,000 common shares at an exercise price of $1.00 per share as consideration for assistance with the sale of the Company's stock. The Company accounts for the warrants under APB
         25. Accordingly, no direct offering costs or compensation expenses were recognized.

NOTE 12  INCOME TAXES
-------  ------------

         Income tax expense (benefit) for the period ended December 31, 2002 and 2001 is summarized as follows:

                                                                                      2002                 2001
                                                                               -----------------     ----------------
         Current:
           Federal                                                             $              --     $             --
           State                                                                              --                   --
                                                                               -----------------     ----------------
         Income tax expense (benefit)                                          $              --     $             --
                                                                               =================     ================

         The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2002 and 2001 as follows:

                                                                                      2002                 2001
                                                                               -----------------     ----------------
         U.S. Income tax provision (benefit)                                   $      (5,396,900)    $       (349,100)
         Effect of unused net operating loss carryforward                              5,396,900              349,100
                                                                               -----------------     ----------------
                                                                               $              --     $             --
                                                                               =================     ================

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                                       2002                2001
                                                                               -----------------     ----------------
         Deferred tax assets:
           Net operating loss carryforward                                     $       5,954,400     $        557,500
                                                                               -----------------     ----------------
              Total gross deferred tax assets                                          5,954,400              557,500
           Less valuation allowance                                                   (5,954,400)            (557,500)
                                                                               -----------------     ----------------
                                                                               $              --     $             --
                                                                               =================     ================

         At December 31, 2002, the Company had net operating loss carryforwards of $17,512,915, for U.S. Federal Income Tax purposes available to offset future taxable income expiring on various dates through 2022.

         The net change in the valuation allowance during the period ended December 31, 2002 was an increase of $5,396,900.

NOTE 13  RELATED PARTIES
-------  ---------------

         During 2001, the Company had consulting agreements with each of the Company's five officers, which included the three members of the Board of Directors. The agreements expired during 2001 at which time the consultants became employees of the Company.

         During 2001, the Company settled a receivable of approximately $300,000 with a corporation that was 49% owned by two individuals who were director/officers of the Company for approximately $50,000. Subsequently, the Company issued to the majority stockholder of this corporation stock options to purchase up to 700,000 shares of common stock (See Note 10(D)).

NOTE 14  SEGMENT INFORMATION AND DISCONTINUED OPERATIONS
-------  -----------------------------------------------

         During a portion of 2001, the Company operated in two business segments, Internet Database Services and Cellular Phone Contracts. During the fourth quarter of 2001, the Company decided to dispose of the Internet Database Services segment. The Company has ceased to support this operational segment. As of December 31, 2001, the assets of this segment have been transferred to the Cellular Phone Contracts segment.

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         In January 2002, Cyad was formed and the Company received 80% of the shares issued at Cyad's inception. The Company began developing the business of wholesaling cellular phones. In August 2002, the Company chose to discontinue Cyad's operations. As of December 31, 2002, there were no assets or liabilities related to Cyad.

         Since the Company's only remaining segment is the Cellular Phone Contracts segment, segment information is not presented and the income statement has been updated to reflect the discontinued operations.

NOTE 15  CONCENTRATIONS OF CREDIT RISK
-------  -----------------------------

         The Company relied on five and four customers for approximately 80% and 78% of sales for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001 accounts receivable from those customers totaled $2,326,400 and $2,013,400, respectively.

NOTE 16  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
-------  --------------------------------------

         In the fourth quarter of 2002, the Company recorded significant adjustments that increased the net loss by approximately $1,308,000. These adjustments included $581,000 related to an increase in the allowance for sales returns (chargebacks), $40,000 related to allowance for doubtful accounts, $145,000 related to an increase in interest expense and financing costs for loans from an officer and related party, $78,000 for fixed asset impairment, $43,000 for accrual of additional legal fees, $121,000 for accrual of additional advertising costs and $300,000 for loss on an acquisition not consummated.

         In the fourth quarter of 2002, the Company recorded significant adjustments that increased the net loss by approximately $124,000. These adjustments included $450,000 related to an increase in the allowance for sales returns (chargebacks), $405,000 related to the accrual of additional sales, and $79,000 related to an increase in interest expense for options issued related to advances made to the Company.

NOTE 17  GOING CONCERN
-------  -------------

         As reflected in the accompanying financial statements, the Company's current year loss, working capital deficiency, and stockholders' deficiency of $15,873,201, $4,074,435, and $3,686,740, respectively, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                         CYBERADS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

         remain viable for at least twelve months following the date of these financial statements.

NOTE 18  SUBSEQUENT EVENTS
-------  -----------------

         On February 7, 2003, the Company entered into a one-year agreement to make a health card available to its customers, whereby its customers are entitled to receive savings on purchases of goods and services from program participants. The Company receives a commission on each card activated and the other party handles fulfillment, activation and customer service. The agreement will automatically renew for terms of one-year each unless mutually terminated.

         On February 10, 2003, the Company entered into a one-year agreement to make prepaid bank cards available to its customers, whereby its customers "load" their account with funds which they can the use via the bank card. The Company receives a commission on each card activated and the second party to the agreement handles card fulfillment, activation and customer service. The agreement will automatically renew for successive one-year terms.

         On March 10, 2003, the Company entered into a marketing and distribution agreement whereby CyberAds will provide customer names and contact information (that it obtains through its marketing efforts) to the other party who will provide fulfillment, activation and customer service for cellular phone service and other communications products and services. The Company is paid a commission for each activation and can be charged back for activations that are prematurely terminated by the customer. The Company received a $350,000 advance on commissions earned. The agreement provides for repayment of these per-paid commissions via commissions earned on specific types of sales. The Company has placed 1,250,000 restricted shares of its common stock in escrow as collateral in the event that the agreement is terminated for any reason prior to the time that the pre-paid commissions have been repaid. As further consideration for CyberAds performance of this agreement, a warrant will be issued to CyberAds for the purchase of 62,500 shares of common stock of the other party.

         On March 14, 2003, the Company entered into a settlement agreement with a company owned by the former Chief Technology Officer. The other party is entitled to market the CyberAds customer list and CyberAds agrees to compensate the other party 50% of the revenue generated from the list for revenue it claims it lost as a result of the marketing and distribution agreement referred to above. The compensation is limited to $15,000. As part of the settlement, the Company also provided the other party with used office furniture and equipment with an estimated market value of $3,680. On April 8, 2003, the Company renegotiated the lease for the building occupied by the corporate headquarters. The Company relinquished one of the two bays that it was occupying and reduced the leased space to approximately one-half of what was previously occupied. Rent expense was reduced accordingly. It was also agreed that the landlord would apply $35,000 of the $65,000 security deposit towards rent that was previously deferred. The lease amendment extends the lease term through February 28, 2006.

         As of May 8, 2003, the Company's subsidiary, IDS, is being sued by a vendor for non-payment of goods delivered to IDS in 2003. The Company's attorney believes the likelihood of loss is probable, therefore the Company has appropriately accrued $80,895 for the loss in 2003.