Form 10QSB
period 2003-03-31
CYBERADS INC
filed 2003-06-18
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003
                                       --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _____________ to _____________


                       Commission File Number: 333-62690
                                               ---------

                                 CYBERADS, INC.
        (Exact name of Small Business Issuer as specified in its Charter)
        -----------------------------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,049,777 shares of Common Stock, par value $.0001, as of May 1, 2003.


                                      INDEX

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION                                                               3
         ---------------------

Item 1.  Condensed Consolidated Financial Statements (unaudited)                             3

         Condensed Consolidated Balance Sheets                                               3

         Condensed Consolidated Statements of Operations                                     4

         Condensed Consolidated Statements of Cash Flows                                     5

         Notes to Condensed Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis or Plan of Operation                           12


PART II. OTHER INFORMATION                                                                   15
         -----------------

Item 1.  Legal Proceedings                                                                   15

Item 2.  Changes in Securities and Use of Proceeds                                           15

Item 3.  Defaults Upon Senior Securities                                                     15

Item 4.  Submissions of Matters to a Vote of Security Holders                                15

Item 5.  Other Information                                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                                    15

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements


                         CYBERADS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------
                                                                                   March 31, 2003
                                                                                    (Unaudited)
                                                                                   --------------
CURRENT ASSETS
 Accounts receivable, net                                                           $    103,383
 Inventory                                                                                24,855
                                                                                    ------------
       Total Current Assets                                                              128,238
                                                                                    ------------

PROPERTY AND EQUIPMENT - NET                                                             163,350
                                                                                    ------------

OTHER ASSETS
 Deposits                                                                                 79,974
 Intangible asset                                                                         75,000
 Other assets                                                                             39,166
                                                                                    ------------
       Total Other Assets                                                                194,140
                                                                                    ------------

TOTAL ASSETS                                                                        $    485,728
------------                                                                        ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                                     $     25,436
 Accounts payable                                                                        871,651
 Accounts payable - related parties                                                      811,713
 Accrued expenses                                                                        700,531
 Factor payable, net                                                                   1,013,372
 Advances from related parties                                                           893,798
 Due to officers                                                                         146,250
 Loan payable - convertible debentures                                                    60,000
                                                                                    ------------
       Total Current Liabilities                                                       4,522,751
                                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Convertible preferred stock, $.001 par value, 5,000,000
 shares authorized, none issued and outstanding                                               --
 Common stock, $.001 par value, 50,000,000 shares authorized,
 14,774,777 shares issued and outstanding                                                 14,775
 Additional paid-in capital                                                           13,818,415
 Accumulated deficit                                                                 (17,868,198)
                                                                                    ------------
                                                                                      (4,035,008)
 Deferred financing costs                                                                 (2,015)
                                                                                    ------------
      Total Stockholders' Deficiency                                                  (4,037,023)
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $    485,728
----------------------------------------------                                      ============

     See accompanying notes to condensed consolidated financial statements.
                                        3

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (UNAUDITED)


                                                                                  For the Three     For the Three
                                                                                   Months Ended     Months Ended
                                                                                  March 31, 2003   March 31, 2002
                                                                                  --------------   --------------
NET REVENUES                                                                       $  2,460,950      $  2,447,190

COST OF REVENUES                                                                        996,147         1,249,358
                                                                                   ------------      ------------

GROSS PROFIT                                                                          1,464,803         1,197,832
                                                                                   ------------      ------------

OPERATING EXPENSES
 Selling                                                                                614,438            75,613
 Payroll expenses                                                                       401,214           669,042
 General and administrative                                                             734,524           633,701
 Impairment of property and equipment                                                    52,313                --
                                                                                   ------------      ------------
     Total Operating Expenses                                                         1,802,489         1,378,356
                                                                                   ------------      ------------

 LOSS FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE                                  (337,686)         (180,524)
                                                                                   ------------      ------------

OTHER EXPENSE
 Interest income                                                                          1,007                --
 Interest expense and financing costs                                                   (18,604)          (49,511)
                                                                                   ------------      ------------
     Total Other Expense                                                                (17,597)          (49,511)
                                                                                   ------------      ------------

LOSS FROM CONTINUING OPERATIONS                                                        (355,283)         (230,035)

LOSS FROM DISCONTINUED OPERATIONS                                                            --             4,057
                                                                                   ------------      ------------

NET LOSS                                                                           $   (355,283)     $   (225,978)
--------                                                                           ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE
 Loss from continuing operations                                                   $      (0.02)     $      (0.02)
 Loss from discontinued operations                                                           --                --
                                                                                   ------------      ------------
                                                                                   $      (0.02)     $      (0.02)
                                                                                   ============      ============

Weighted average number of common shares outstanding - basic and diluted             14,914,615        13,583,555
                                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.
                                        4

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                 ----------------------------------------------
                                   (UNAUDITED)


                                                                              For the Three           For the Three
                                                                               Months Ended            Months Ended
                                                                              March 31, 2003          March 31, 2002
                                                                              --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(355,283)              $(225,978)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
 Provision for doubtful accounts                                                   364,991                 172,151
 Impairment of inventory                                                           120,879                      --
 Impairment of fixed assets                                                         52,313                      --
 Deferred financing costs recognized                                                 5,000                      --
 Depreciation                                                                        9,997                   3,055
 Stock and options issued for services                                                  --                 100,400
 (Increase) decrease in:
  Accounts receivable                                                              605,386                 540,283
  Other assets                                                                     (14,381)                     --
  Prepaid expenses                                                                      --                    (877)
  Inventory                                                                         10,500                  84,713
  Deposits                                                                          24,277                      --
 Increase (decrease) in:
  Accounts payable                                                                (931,973)               (318,380)
  Accrued expenses                                                                  17,919                 214,943
  Due to officers                                                                       --                 (23,459)
                                                                                 ---------               ---------
       Net Cash Provided by (Used in) Operating Activities                         (90,375)                546,851
                                                                                 ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposit on new office building                                                         --                (146,290)
 Purchases of property and equipment                                               (15,001)               (139,966)
                                                                                 ---------               ---------
       Net Cash Used In Investing Activities                                       (15,001)               (286,256)
                                                                                 ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft                                                                    (87,213)                     --
 Proceeds from issuance of common stock                                                 --                  40,000
 Advances from third parties                                                            --                  45,778
 Repayments to third parties                                                            --                 (95,000)
 Repayments to related parties                                                    (207,360)               (105,000)
 Proceeds from (repayments to) to factor, net                                      399,949                (177,555)
                                                                                 ---------               ---------
       Net Cash Provided By (Used in) Financing Activities                         105,376                (291,777)
                                                                                 ---------               ---------

NET DECREASE IN CASH                                                                    --                 (31,182)

CASH, BEGINNING OF PERIOD                                                               --                  39,968
                                                                                 ---------               ---------

CASH, END OF PERIOD                                                              $      --               $   8,786
-------------------                                                              =========               =========

Interest paid during the period                                                  $  13,604               $   2,802
                                                                                 =========               =========

Taxes paid during the period                                                     $      --               $      --
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

     See accompanying notes to condensed consolidated financial statements.
                                        5

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION

         The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange commission for the interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations.

         In management's opinion, however, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 included in Form 10-KSB of the Company as filed on May 16, 2003.

NOTE 2   RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("'FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


         such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003.

         Management does not expect the impact from the pronouncements in these statements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3   IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. An impairment loss of $52,313 was recognized in the quarter ended March 31, 2003 for assets that became idle as a result of further staff reductions.

NOTE 4   IMPAIRMENT OF INVENTORY

         During the quarter ended March 31, 2003, the Company changed its business model whereby it will no longer maintain an inventory of cellular phones. For the cellular phone subscriptions obtained in the future, the phones shall be shipped either directly by the carrier or from a fulfillment company. Thus, the Company will not be responsible for delivering cellular phones to subscribers and revenue shall be recognized solely on a net basis going forward. As a result, the Company recognized an impairment charge on the remaining inventory in the amount of $120,879, which is included in cost of revenues.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


NOTE 5   STOCKHOLDERS' DEFICIENCY

         (A) Stock Issued for Services
         -----------------------------

         On March 10, 2003, the Company entered into a marketing and distribution agreement whereby the Company will provide customer names and contact information (that it obtains through its marketing efforts) to the other party who will provide fulfillment, activation and customer service for cellular phone service and other communications products and services. The Company is paid a commission for each activation and can be charged back for activations that are prematurely terminated by the customer. During the three months ended March 31, 2003, the Company received $150,000 in advances (pre-paid commissions) from the other party. The agreement provides for repayment of these pre-paid commissions via commissions earned on specific types of sales. As of March 31, 2003, the $150,000 in advances has been offset against the commission accounts receivable. The Company has placed 1,250,000 restricted shares of its common stock in escrow as collateral in the event that the agreement is terminated for any reason prior to the time that the pre-paid commissions have been fully earned or repaid. As further consideration for performance of this agreement, a warrant will be issued to the Company for the purchase of 62,500 shares of common stock of the other party. Subsequent to March 31, 2003, the Company received an additional $200,000 in advances.

         (B) Common Stock Options
         ------------------------

         On November 1, 2001, the Company adopted the 2001 Stock Option Plan, (the "Plan") which authorized the issuance of up to 500,000 shares of common stock to employees, consultants, representatives, officers and directors of the Company. As of March 31, 2003, no shares have been issued under the Plan.

         During the three months ended March 31, 2003, the Company granted 225,000 stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, compensation cost is recognized for options issued to employees only for the intrinsic value of those options. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's net loss for the period ended March 31, 2003 would have changed to the pro-forma amount indicated below.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model in accordance with SFAS 123 with the following weighted average assumptions: dividend yield of zero; expected volatility of 195% to 234%; risk-free interest rate of 2.0%, and expected lives of two years.

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)

                                                                              March 31,
                                                                                2003
                                                                          ----------------
         Net Loss                           As Reported                   $      (355,283)
                                            Pro Forma                     $      (362,033)
         Basic and Diluted Net
          Loss Per Share                    As Reported                   $         (0.02)
                                            Pro Forma                     $         (0.02)

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

         A summary of the Company's stock options as of March 31, 2003, and the changes since December 31, 2002 is presented below:

                                                                  March 31, 2003
                                                            ---------------------------
                                                                              Weighted
                                                                              Average
                                                                              Exercise
         Fixed Options                                         Shares          Price
         ---------------------------------------            ------------     ----------
         Outstanding at beginning of period                    8,150,000     $      .82
         Granted                                                 225,000            .85
         Forfeited                                                    --             --
         Expired                                                (100,000)           .25
         Exercised                                                    --             --
                                                            ------------     ----------
         Outstanding at end of period                          8,275,000     $      .82
                                                            ============     ==========

         Options exercisable at end of period                  8,275,000
                                                            ============

         Weighted average fair value of options
          granted to employees during the period            $       0.03
                                                            ============

                                    Options Outstanding                                       Options Exercisable
           ------------------------------------------------------------------------    --------------------------------
                                                        Weighted
                                                        Average          Weighted                            Weighted
                                       Number          Remaining         Average            Number            Average
               Range of           Outstanding at       Contractual       Exercise       Exercisable at       Exercise
            Exercise Price        March 31, 2003          Life            Price        March 31, 2003          Price
           -----------------     ----------------     -------------    ------------    ----------------    ------------
           $    0.00 - 0.99             2,300,000              1.89    $       0.35           2,300,000    $       0.35
           $    1.00 - 1.99             5,975,000              3.55            1.01           5,975,000            1.01
           ----------------      ----------------     -------------    ------------    ----------------    ------------

           $    0.00 - 1.99             8,275,000              3.09    $       0.82           8,275,000    $       0.82
                                 ================     =============    ============    ================    ============

         (C) Common Stock Warrants

         In June 2000, the Company issued to an officer of the Company a five-year warrant to purchase up to 50,000 common shares at an exercise

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)

         price of $1.00 per share as consideration for assistance with the sale of the Company's stock. The Company accounts for the warrants under APB
         25. Accordingly, no direct offering costs or compensation expenses were recognized.

NOTE 6   SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

         In January 2002, Cyad was formed and the Company received 80% of the shares issued at Cyad's inception. The Company began developing the business of wholesaling cellular phones. In August 2002, the Company chose to discontinue Cyad's operations. As of March 31, 2003, there were no assets or liabilities related to Cyad.

         Since the Company's only remaining segment is the Cellular Phone Contracts segment, segment information is not presented and the income statement has been updated to reflect the discontinued operations.

NOTE 7   GOING CONCERN

         As reflected in the accompanying condensed consolidated financial statements, the Company's current period loss of $355,283, working capital deficiency of $4,394,513, stockholders' deficiency of $4,037,023, and negative cash flow from operations of $90,375 raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company plans to raise additional funds through loans from third parties and the sale of common stock for cash. The Company is of the opinion that the cash generated from their resources will be sufficient to provide adequate liquidity and capital resources.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that when it accomplishes the steps outlined above that the Company would have sufficient liquidity to remain viable for at least twelve months following the date of these condensed consolidated financial statements.

NOTE 8   COMMITMENTS AND CONTINGENCIES

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

                         CYBERADS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                              --------------------
                                   (UNAUDITED)


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

         On March 14, 2003, the Company entered into a settlement agreement with a company owned by the former Chief Technology Officer. The other party is entitled to market the Company's customer list and the Company agrees to compensate the other party 50% of the revenue generated from the list for revenue it claims it lost as a result of the marketing and distribution agreement referred to above. The compensation is limited to $15,000. As part of the settlement, the Company also provided the other party with used office furniture and equipment with an estimated market value of $3,680.

NOTE 9   SUBSEQUENT EVENTS

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

         As of May 8, 2003, the Company's subsidiary, IDS Cellular, Inc., is being sued by a vendor for non-payment of goods delivered to IDS Cellular, Inc. in 2003. The Company's attorney believes the likelihood of loss is probable, therefore the Company has appropriately accrued $80,895 for the loss in 2003.

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

Results of Operations

         Total revenues were $2,460,950 for the three months ended March 31, 2003 and $2,447,190 for the three months ended March 31, 2002. The $13,760 increase in revenues in the three months ended March 31, 2003 as compared to March 31, 2002 primarily reflects the impact of the direct contracts with the service providers.

         The cost of revenues for the three months ending March 31, 2003 was approximately $996,147 as compared to $1,249,358 for the three months ended March 31, 2002. The gross profit for this period was $1,464,803 or 59.5%, as compared to a gross profit of $1,197,832 for the three month period ended March 31, 2002. The Company has recorded significant reserves for charge backs on cellular telephone service, totaling approximately $400,000 during the first quarter of 2003. Management believes that these reserves are excessive but due to the limited period of time that the Company has operated we lack the historical data to accurately book the reserve. Management believes that the amount of the reserve as a percentage of revenues will decrease over time.

         Total expenses for the three months ended March 31, 2003 were $1,802,489 as compared to $1,378,356 for the three months ended March 31, 2002. Selling expenses for the three month period ended March 31, 2003 increased to $614,438 or 25.0% of sales as compared to $75,613 or 3.0% for the same period in 2002. The increase in selling expenses in 2003 as compared to 2002 is primarily attributable to the company investing significant amounts in marketing cost to rebuild market share after the MCI bankruptcy in 2002. Payroll expense for the three month period ended March 31, 2003 decreased to $401,214 or 16.3% of sales as compared to $669,042 or 27.3% for the same period in 2002. The decrease is due to the reduction of our staff that was the result of management's directive to reduce staffing levels.

         General and administrative expenses for the three-month period ended March 31, 2003 increased to $734,524 or 29.8% of sales as compared to $633,701 or 25.9% for the same period in 2002. The increase in general and administrative expenses in 2003 as compared to 2002 is primarily attributable to management stabilizing operations and reducing redundant operations.

         The Company reported a loss from continuing operations for the three months ended March 31, 2003 of $355,283 as compared to a loss of $230,035 from operations for the three months ended March 31, 2002.

         Although we have a loss from continuing operations for the three months ended March 31, 2003, the Company's management believes that our increasing revenues and cost reductions should improve our operating performance for future periods.

Liquidity and Capital Resources

         As of March 31, 2003 we had an accumulated deficit of $17,868,198 and cash in the bank of $0. We had a working capital deficit at March 31, 2003 of $4,394,513.

         Accounts receivable decreased $1,219,111 from $1,322,493 as of December 31, 2002 to $103,383 as of March 31, 2003. This decrease is a result of an increase in the allowance for doubtful accounts and sales allowances for cellular phone service sales and overall improvement in collection of receivables.

         Since our inception we have experienced negative cash flow and have met our cash requirements by issuing, through a private placement, our common stock and by issuing stock as compensation for services provided. We have also funded current obligations through the issuance of common stock and related party loans. We generated additional funds through borrowings from a related party.

         The Company's business method continues to evolve during the early part of 2003. Early in March 2003, the Company entered into a contract with Inphonic,Inc. whereby Inphonic, Inc. will be responsible for handling all order fulfillment processes, customer service, verification and shipping. The Company anticipates reducing operational staff by up to 66% within a short term after the inception of the agreement. The Company will also reduce its costs by eliminating its requirement for factoring accounts receivable, as Inphonics will pay every two weeks. The improved cash flow resulting from the implementation of the Inphonics contract and other cost cutting measures including the restructuring of the real estate facilities lease will further assist the Company's steps to reach positive cash flow.

         Our cash expenditures over the next 12 months are anticipated to be approximately $4,000,000, consisting primarily of commission expenses, payroll expenses and consulting fees. The following sources, in addition to funds generated from operations, are available to fund current operations: net advances from related parties ($893,798 since inception)and net loans from third party lenders ($1,013,372). We anticipate that cash generated from operations, and the benefits from the improved cash flow from the Inphonics contract should be sufficient to provide us adequate liquidity and capital resources for the next 12 months.

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. These steps include the reduction of operating costs including rent, payroll and factoring expenses. These saving adding to the benefits of the Inphonic's contract should provide all of the liquidity the company requires.

         The number and level of our employees at March 31, 2003 will be reduced during 2003 as a result of the implementation of the Inphonic's contract.

Recent Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board ("'FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003.

         Management does not expect the impact from the pronouncements in these statements to have a material impact on the Company's consolidated financial position or results of operations.

Item 3.  Controls and Procedures

Controls and Procedures

         Disclosure controls and procedures are designed to ensure information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Security and Exchange Commission. Disclosure controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Security Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

         Within the 90 days prior to filing data of this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our first quarter 10QSB.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         Brightpoint has filed a $81,000 suit vs. IDS Cellular. We are in discussions with them to reduce the amount to reflect the amount of credits we believe we are entitled to. We expect this case to be resolved quickly once the credits have been determined.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (1) Previously filed in Registration Statement on Form SB-2, File No. 333-62690.
         (2) Previously filed in Registration Statement on Form SB-2, File No. 333-82104.
         (3) Previously filed in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

         (b) Reports on Form 8-K

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                   CyberAds, Inc.


DATED: June 16, 2003               By:/s/Lawrence Levinson
                                      ---------------------------------------
                                      Lawrence Levinson, Chairman,
                                      Chief Executive Officer
                                      and Principal Accounting Officer

DATED: June 16, 2003               By:/s/Robert B. Kline
                                      ---------------------------------------
                                      Robert B. Kline, President and Director

                                 Certifications

I, Larry Levinson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CyberAds, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of CyberAds, Inc., as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 16, 2003.

/s/ Larry Levinson
----------------------------
Larry Levinson
Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of CyberAds, Inc. ("the Company")on Form 10-QSB for the period ended March 31, 20032 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Larry Levinson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 16, 2003


/s/ Larry Levinson
----------------------------
Larry Levinson
Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer