Form 10QSB
period 2003-06-30
CYBERADS INC
filed 2003-08-18
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

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

                                 (561) 338-9399
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,049,777 shares of Common Stock, par value $.0001, as of May 1, 2002.

                                                    INDEX
                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION                                                                      3
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)                                                 3

         Balance Sheets                                                                             3

         Statements of Operations                                                                   4

         Condensed Statements of Cash Flows                                                         5

         Notes to Condensed Financial Statements                                                    6-11

Item 2.  Management's Discussion and Analysis and Plan of Operations                                12


PART II. OTHER INFORMATION                                                                          14
         -----------------

Item 1.  Legal Proceedings                                                                          14

Item 2.  Changes in Securities and Use of Proceeds                                                  14

Item 3.  Defaults Upon Senior Securities                                                            16

Item 4.  Submissions of Matters to a Vote of Security Holders                                       16

Item 5.  Other Information                                                                          16

Item 6.  Exhibits and Reports on Form 8-K                                                           16

Signature                                                                                           17

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                                  CYBERADS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEET
                                         AS OF JUNE, 2003

                                     ASSETS
                                     ------

   CURRENT ASSETS                                                                30-Jun-03
                                                                             ------------------
   Cash                                                                              28,609.27
   Accounts Receivable - net                                                        139,061.92
   Inventory                                                                         18,027.00
                                                                             ------------------
      Total Current Assets                                                          185,698.19
                                                                             ------------------

   PROPERTY AND EQUIPMENT - NET                                                     152,468.85
                                                                             ------------------

   OTHER ASSETS
   Deposits                                                                          49,974.42
   Intangible Assets                                                                 75,000.00
   Other Assets                                                                      28,695.20
                                                                             ------------------
      Total Other Assets                                                            153,669.62
                                                                             ------------------

   TOTAL ASSETS                                                                     491,836.66
                                                                             ==================

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------

   CURRENT LIABILITIES
   Cash Overdraft                                                                            -
   Accounts Payable                                                                 738,608.92
   Advances from Related Parties                                                    762,823.87
   Accounts Payable _ Related Parties                                               807,713.00
   Accrued Expenses                                                                 651,231.34
   Defferred Commission Revenue                                                     216,620.00
   Factor Payable - net                                                           1,017,278.57
   Due to Officers                                                                   54,000.00
   Loan Payable - Convertible Deventures                                             60,000.00
                                                                             ------------------
      Total Current Liabilities                                                   4,308,275.70

   STOCKHOLDER'S DEFICIENCY
   Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized none issued and outstanding
   Common Stock, $.001 par value, $50,000,000 shares authorized, 16,049,777                  -
   shares issued and outstanding                                                     16,049.50
   Additional Paid In Capital                                                    13,682,441.40
   Accumulated Deficit                                                          (17,514,929.94)
                                                                             ------------------
      Total Stockholder's Deficiency                                             (3,816,439.04)
                                                                             ------------------
   Deferred Costs Financing
   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                   491,836.66
                                                                             ==================

                                      CYBERADS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                            AS OF JUNE 30, 2003
                                                (UNAUDITED)



                                                   For the three      For the three      For the six        For the six
                                                   month ended        month ended        month ended        month ended
                                                   Jun 30 2003        Jun 30 2002        Jun 30 2003        Jun 30 2002
                                                 ------------------------------------------------------------------------
   NET REVENUES                                          1,115,845       2,110,368       3,576,874.37          4,240,529

   COST OF REVENUES                                         (9,611)      1,080,582         986,615.86          1,882,107
                                                 ------------------------------------------------------------------------

   GROSS PROFIT                                          1,125,456       1,029,786          2,590,259          2,358,422
                                                 ------------------------------------------------------------------------


   OPERATING EXPENSES
   Selling & Advertising                                   448,449         878,637          1,062,887          1,499,521
   Payroll Expenses                                        203,735         605,291            604,948          1,163,314
   General and Administrative                              246,014         594,985            980,538          1,302,132
                                                 ------------------------------------------------------------------------
      Total Expenses                                       898,197       2,078,913          2,648,373          3,964,967
                                                 ------------------------------------------------------------------------


   GAIN (LOSS) FROM OPERATIONS                             227,258      (1,049,127)           (58,114)        (1,606,545)


   OTHER INCOME (EXPENSES)
   Gain on theft of assets                                                   1,203                                 1,203
   Interest Expense                                        (10,653)        (71,631)           (29,257)          (121,142)
   Loss on Reduction of Inventory
   Loss on Idle Equipment                                                                     (52,314)
   Other Income                                              1,965                              2,972
   Interest Income
                                                 ------------------------------------------------------------------------
      Total Other Income                                    (8,688)        (70,428)           (78,599)          (119,939)

   NET GAIN (LOSS)                                         218,570      (1,119,555)          (136,713)        (1,726,484)
                                                 ========================================================================
   NET GAIN (LOSS) PER COMMON SHARE
   EQUIVALENT - BASIC AND DILUTED                            0.014          (0.078)            (0.010)            (0.120)

                                    CYBERADS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                              (UNAUDITED)

                                                                      For the six       For the six
                                                                      months ended      months ended
                                                                      Jun 30 2003       Jun 30 2002
                                                                   ----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Gain (Loss)                                                          (136,713.00)     (1,726,484)
Provision for doubtful accounts                                                              172,151
Depreciation                                                               19,493.50          13,225
Impairment Fix Assets                                                      98,645.57


Amortization of deferred Consulting Fees                                           -         100,000
Amortization of deferred Interest                                           7,014.64           2,904
Stock and options issued for service                                               -         142,298
Gain on theft of assets                                                                       (1,203)
(Increase) decrease in:
Accounts Receivable                                                          934,698         588,964
Prepaid expenses                                                              (3,909)              -
Inventory                                                                    138,207         223,805
Deposits                                                                      27,277         (60,762)
Increase (decrease) in:
Accounts Payable                                                            (793,447)        129,836
Accounts Payable - Related Parties                                          (362,246)              -
Cash overdraft                                                              (112,649)
Accrued expenses, payroll and payroll taxes                                   (4,381)        257,078
                                                                   ----------------------------------
   Net Cash Used in Operating Activities                                    (188,010)       (158,188)

CASH FLOW FROM INVESTING ACTIVITIES
Good faith deposit on future adquisition                                           -         (75,000)
Puerchases of property and equipment                                                        (301,473)
                                                                   ----------------------------------
   Net Cash Used in Investing Activities                                           -        (376,473)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net of offering costs                                 55,000
Proceeds from issuance of convertible debentures                                              60,000
Advances from third parties- Inphonic                                        216,620        (125,000)
Prepayments to third parties, net                                                         274,826.00
Advances from factor, net                                                                    270,724
                                                                   ----------------------------------
   Net Cash Provided by Financing Activities                                 216,620         535,550
                                                                   ----------------------------------

NET INCREASE IN CASH                                                          28,609             889

CASH- BEGINNING OF PERIOD                                                          -          39,968
                                                                   ----------------------------------

CASH- END OF PERIOD                                                           28,609          40,857
                                                                   ==================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


                                                                                 March 31,
                                                                                    2003
                                                                          ----------------------
         Net Gain                           As Reported                   $             218,570
                                                                          $
         Basic and Diluted Net Loss Per
          Share                             As Reported                   $               (0.14)
                                                                          $

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net loss for future years due to, among other things, the effects of vesting.

         A summary of the Company's stock options as of June 30, 2003, and the changes since December 31, 2002 is presented below:

                                                                  June 30, 2003
                                                            --------------------------
                                                                             Weighted
                                                                             Average
                                                                             Exercise
         Fixed Options                                        Shares           Price
         ----------------------------------------           -----------     ----------
         Outstanding at beginning of period                  8,150,000      $     .82
         Granted
         Forfeited                                                   -              -
         Expired                                              (100,000)           .25
         Exercised                                                   -              -
                                                            -----------     ----------
         Outstanding at end of period                        8,050,000      $     .82
                                                            ===========     ==========

         Options exercisable at end of period                8,050,000
                                                            ===========
         Weighted average fair value of options
          granted to employees during the period            $     0.03
                                                            ===========

                                    Options Outstanding                                      Options Exercisable
           -----------------------------------------------------------------------     -------------------------------
                                                        Weighted
                                                        Average         Weighted                            Weighted
                                     Number            Remaining         Average           Number            Average
               Range of          Outstanding at       Contractual       Exercise       Exercisable at       Exercise
            Exercise Price       March 31, 2003           Life            Price        March 31, 2003         Price
           -----------------     ---------------      ------------    ------------     ---------------     -----------
           $    0.00 - 0.99           2,225,000              1.89     $      0.35           2,225,000      $     0.35
           $    1.00 - 1.99           5,825,000              3.55            1.01           5,825,000            1.01
           -----------------     ---------------      ------------    ------------     ---------------     -----------
           $    0.00 - 1.99           8,050,000              3.09     $      0.82           8,050,000      $     0.82
                                 ===============      ============    ============     ===============     ===========

         (C) Common Stock Warrants
         -------------------------

         In June 2000, the Company issued to an officer of the Company a five-year warrant to purchase up to 50,000 common shares at an exercise price of $1.00 per share as consideration for assistance with the sale of the Company's stock. The Company accounts for the warrants under APB
         25. Accordingly, no direct offering costs or compensation expenses were recognized.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

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

Results of Operations

         Total revenues were $1,115,845 for the three months ended June 30, 2003 and $2,110,368 for the three months ended June 30, 2002. The $994,523 decrease in revenues in the three months ended June 30, 2003 as compared to June 30, 2002 primarily reflects the change in operations. Since March, 2003 our main source of revenue is from direct commissions from InPhonic, eliminating completely the Cost of Goods Sold. As a result, our Gross profit is approximately 100% gross sales.

         The Company did not have Cost of Revenues for the three months ending June 30, 2003, and the (9,611) are returns of purchases. The gross profit for this period was $1,125,456 or approximately 100%.

         Total expenses for the three months ended June 30, 2003 were $898,197 as compared to $2,078,913 three months ended June 30, 2002. Selling and advertising expenses for the three month period ended June 30, 2003 decreased to $430,188 as compared to $878,637 for the same period in 2002. The decrease in selling expenses in 2003 as compared to 2002 is primarily attributable to the decrease in our sales personnel. Payroll expense for the three month period ended June 30, 2003 decreased to $203,735 or 18.3 % of sales as compared to $605,291 or 28.7% of sales for the same period in 2002. The decrease is due to a significant reduction of personnel.

         General and administrative expenses for the three-month period ended June 30, 2003 decreased to $246,014 or 22.05% of sales as compared to $594,985 or 28.20% of sales for the same period in 2002. The decrease in general and administrative expenses in 2003 as compared to 2002 is primarily attributable to the decrease in professional fees, office expenses and miscellaneous expenses directly related to decrease in personnel.

         Our Gain from operations for the three months ended June 30, 2003 increased by $1,276,68. Gain from operation from the Second Quarter, 2003 was $227,258, as compared to a loss of $1,049,127 for the same quarter of 2002. Our Net Gain for the three months ended June 30, 2003 increased by $1,338,125. Net Gain for the three months ended June 30, 2003 was $218,570 as compared to $1,119,555 Net Loss for the same period of 2002 The increase in net Gain was due to an increase of our Gross Profit and a decrease in our Operating and Other Expenses.

         Management believes that our increasing revenues and cost reductions should improve our operating performance for future periods.

Liquidity and Capital Resources

         As of June 30, 2003 had an accumulated deficit of $17,514,930 and cash in the bank of $28,609. We had a working capital deficit June 30, 2003 of $3,816,439. The deficit was funded during the three-month period June 30, 2003 by advances from third parties.

         Accounts receivable increased $35,679 from $ 103,383 Net Receivables as of March 31, 2003 to $139,062 Net Receivable as of June 30, 2003. This increase is a result decrease in the allowance for charge-back during the current period.

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

         While our auditors have expressed substantial doubt as to our ability to continue as a going concern, we anticipate that funds received from loans and cash generated from our operations should be sufficient to satisfy our contemplated cash requirements for the next 12 months. We intend to take several steps that will provide the capital resources required to insure our viability over the next 12 months. These steps include the reduction of operating costs including rent, payroll and factoring expenses. These saving adding to the benefits of the Inphonic's contract should provide all the liquidity the company requires.

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

         On January 6, 2002, we entered into a business consulting agreement with Gene Foland, under which Mr. Foland will provide our company with business consulting services. Mr. Foland received options to purchase 1,300,000 shares of our common stock exercisable at $1.00 per share in exchange for these services. The options are exercisable for a six- month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Foland had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a product and sales development consulting agreement with James L. Ricketts, under which Mr. Ricketts received options to purchase 200,000 shares of our common stock exercisable at $1.00 per share and options to purchase 1,100,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six-month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Ricketts had access to information about our company and had the opportunity to ask questions about our company.

         On January 6, 2002, we entered into a product and sales development consulting agreement with James L. Copley, under which Mr. Copley received options to purchase 300,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six-month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting their transferability absent registration or available exemption. Mr. Copley had access to information about our company and had the opportunity to ask questions about our company.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         Exhibit No.        Description of Document
         -----------        -----------------------
         2.2                Stock Purchase Agreement with IDS Cellular and its shareholders(1)
         3.1(a)             Articles of Incorporation(1)
         3.1(b)             Articles of Amendment(1)
         3.1(c)             Designation of Series A Convertible Preferred Stock(2)
         3.2                Bylaws(1)
         4.0                Form of Stock Certificate(1)
         4.2                Loan Agreement with Levinson(1)
         4.3                Promissory Note issued by Levinson in favor of CyberAds, dated January 21, 2002(3)
         10.1               Employment/Consulting Agreement with Levinson(1)
         10.2               Agreements with American Cellular, Inc. and GT Global Communications, Inc.(1)
         10.3               Agreement with Triton PCS(1)
         10.4               Agreement with Regal Marketing International(1)
         10.6               Agreement with Beck Management, Inc.(1)
         10.7               Consulting Agreement with Gene Foland(2)
         10.8               Consulting Agreement with James L. Ricketts(2)
         10.9               Consulting Agreement with James L. Copley(2)
         10.10              Sales Agency Agreement with MCI WorldCom Wireless(2)
         21.0               Subsidiaries of Registrant(1)
         31.                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
         32.                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)


         (1)                Previously filed in Registration Statement on Form SB-2, File No. 333-62690.
         (2)                Previously filed in Registration Statement on Form SB-2, File No. 333-82104.
         (3)                Previously filed in the Annual Report on Form 10-KSB for the year ended December 31, 2001.
         (4)                Filed herewith

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

                                           CyberAds, Inc.


DATED: August 18, 2003                     By:/s/Lawrence Levinson
                                              ----------------------------------
                                           Lawrence Levinson, Chairman and
                                           Chief Executive Officer

DATED: August 18, 2003                     By:/s/Robert B. Kline
                                              ----------------------------------
                                           Robert B. Kline, Principal Accounting
                                           Officer and Director