Form 10QSB
period 2003-09-30
CYBERADS INC
filed 2003-11-25
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        September 30, 2003
                                      ----------------------------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from    July 1     to    September 30, 2003
                                      ---------------  -------------------------

                        Commission File Number: 333-62690

                                 CYBERADS, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            Florida                                      65-1000634
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            21073 Powerline Road, Suit 57, Boca Raton, Florida 33433
            --------------------------------------------------------
                    (Address of principal executive offices)
                              Phone # (561) 6722193
                                     --------------
                           (Issuer's telephone number)


              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                 -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,049,777 shares of Common Stock, par value $.0001, as of September 30, 2003.

                                      INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Financial Statements (unaudited)

         Balance Sheets

         Statements of Operations

         Condensed Statements of Cash Flows

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of Operations


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submissions of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS










                         CYBERADS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003

                         CYBERADS, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                     CONTENT
                                     -------

PAGE 2          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003
                (UNAUDITED)

PAGE 3          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003, AND 2002 (UNAUDITED)

PAGE 4 CONDESED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                         CYBERADS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
                                                                                 As at               As at
   CURRENT ASSETS                                                              30-Sep-03          31-Dec-02
                                                                            ----------------- -----------------
    Cash                                                                             103,978               -
    Net Accounts Receivable                                                                       1,073,760.00
    Inventory                                                                                       156,234.00
    Other Current Assets
                                                                            -----------------------------------
       Total Current Assets                                                          103,978         1,229,994
                                                                            -----------------------------------

    PROPERTY AND EQUIPMENT - NET                                                      14,171           210,659
                                                                            -----------------------------------
    OTHER ASSETS
    Deposits                                                                           6,725            77,251
    Other Assets                                                                       2,379            24,785
    Goodwill                                                                                            75,000
                                                                            -----------------------------------
       Total Other Assets                                                              9,104           177,036
                                                                            -----------------------------------

    TOTAL ASSETS                                                                     127,253         1,617,689
                                                                            ===================================

                     LIABILITIES AND STOCKHOLDERS EQUITY
                     -----------------------------------

    CURRENT LIABILITIES
    Cash Overdraft                                                                                     112,649
    Accounts Payable                                                                 734,704         1,783,712
    Advance- Related  Parties                                                      1,528,508         1,247,408
    Accounts Payable- Related  Parties                                               106,202           831,625
    Accrued Expenses                                                                 583,791           655,612
    Deferred Commission payables                                                     206,660               -
    Factor Payable - net                                                           1,060,085           613,423
    Notes Payable                                                                     72,000               -
    Loan Payable - Convertible Debentures                                             60,000            60,000
                                                                            -----------------------------------
       Total Current Liabilities                                                   4,351,950         5,304,429

   STOCKHOLDER'S DEFICIENCY
   Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized none issued and outstanding
   Common Stock, $.001 par value, 50,000,000 shares authorized, 17,049,777               -
   shares issued and outstanding                                                      17,050            14,775
   Additional Paid In Capital                                                     13,857,415        13,818,415
   Accumulated Deficit                                                           (18,099,161)      (17,512,914)
                                                                            -----------------------------------
      Total Stockholder's Deficiency                                              (4,224,697)       (3,679,725)
                                                                            -----------------------------------
   Deferred Financing Costs                                                                             (7,015)
   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                    127,253         1,617,689
                                                                            ===================================

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                    For the three     For the three
                                                                     month ended       months ended
                                                                    Sept. 30, 2003    Sept. 30, 2002
                                                                   ----------------------------------
   NET REVENUES                                                            320,700         1,817,718

   COST OF REVENUES                                                          1,302           952,172
                                                                   ----------------------------------

   GROSS PROFIT                                                            319,398           865,546
                                                                   ----------------------------------


   OPERATING EXPENSES
   Selling & Advertising                                                   285,690           314,335
   Payroll Expenses                                                        147,762           819,646
   General and Administrative                                              229,329           424,728
                                                                   ----------------------------------
      Total Expenses                                                       662,782         1,558,709
                                                                   ----------------------------------


   GAIN (LOSS) FROM OPERATIONS                                            (343,384)         (693,163)


   OTHER INCOME (EXPENSES)
   Gain on theft of assets                                                                    12,027
   Common Stock Expense                                                    (41,274)
   Interest Expense                                                       (101,279)         (142,299)
   Loss on Reduction of Inventory                                          (18,027)
   Loss on Idle Equipment                                                 (138,648)
   Loss on write-off chargeback                                           (142,817)
   Loss on prepaid write-off                                               (20,057)
   Interest Income                                                              27
                                                                   ----------------------------------
      Total Other Expenses                                                (462,075)         (130,272)

   NET GAIN (LOSS)                                                        (805,459)         (823,435)
                                                                   ==================================
   NET GAIN (LOSS) PER COMMON SHARE EQUIVALENT - BASIC AND DILUTED          (0.050)           (0.057)

                         CYBERADS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                                For the nine      For the nine
                                                 month ended       month ended
                                               Sept. 30, 2003    Sept. 30, 2002
                                              ----------------------------------

   NET REVENUES                                  3,897,574.45         6,058,247

   COST OF REVENUES                                987,918.26         2,834,279
                                              ----------------------------------

   GROSS PROFIT                                     2,909,656         3,223,968
                                              ----------------------------------


   OPERATING EXPENSES
   Selling & Advertising                            1,348,577         1,813,856
   Payroll Expenses                                   752,711         1,982,960
   General and Administrative                       1,209,866         1,726,860
                                              ----------------------------------
      Total Expenses                                3,311,154         5,523,676
                                              ----------------------------------


   GAIN (LOSS) FROM OPERATIONS                       (401,498)       (2,299,708)


   OTHER INCOME (EXPENSES)
   Gain on theft of assets                            (41,274)           12,027
   Common Stock Expense
   Interest Expense                                  (130,536)         (263,441)
   Loss on Reduction of Inventory                     (18,027)
   Loss on Idle Equipment                            (190,961)
   Loss on chargeback write-off                      (147,917)
   Loss on prepaid write-off                          (20,057)
   Other Income                                         2,878             1,203
   Interest Income                                        121
                                              ----------------------------------
      Total Other Expenses                           (545,773)         (250,211)

   NET GAIN (LOSS)                                   (947,271)       (2,549,919)
                                              ==================================
   NET GAIN (LOSS) PER COMMON SHARE
   EQUIVALENT - BASIC AND DILUTED                      (0.066)           (0.178)









                                    7 (cont.)

                         CYBERADS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
      FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                                               For the nine       For the nine
                                                              months ending      months ending
                                                               Sep 30 2003        Sep 30 2002
                                                             ----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Gain (Loss)                                                       (947,272)     (2,549,919)
Provision for doubtful accounts                                                        172,310
Depreciation                                                                            29,712
Impairment Fix Assets                                                  190,961             -
Common Stock Expense                                                    41,275
Loss on write off of prepaids                                          361,463
Amortization of deferred Consulting Fees                                               150,000
Amortization of deferred Interest                                        7,015           7,945
Stock and options issued for service                                                   142,298
Gain on theft of assets                                                                 (1,203)
(Increase) decrease in:
Accounts Receivable                                                  1,073,760         603,571
Prepaids                                                                22,406             -
Inventory                                                              156,234         241,982
Deposits                                                                70,526         (51,818)
Goodwill
Fixed Assets
Other Assets
Increase (decrease) in:
Cash Overdraft                                                        (112,649)
Accounts Payable                                                    (1,043,920)      1,350,720
Advanced Related parties                                               281,100         (90,000)
Accounts Payable related parties                                      (725,423)
Accrued Expenses                                                       (71,821)
Advanced Commission Payable                                            206,660
Other Current Liabilities- Ken Loans                                    72,000         257,078
Factor Payable Net                                                     446,662
                                                             ----------------------------------
   Net Cash Used in Operating Activities                                28,978         262,676

CASH FLOW FROM INVESTING ACTIVITIES
Good faith deposit on future acquisitions                                              (75,000)
Purchases of property and equipment                                                   (301,473)
                                                             ----------------------------------
   Net Cash Used in Investing Activities                                   -          (376,473)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock, net of offering costs                           55,000
Proceeds from issuance of convertible debentures                                        60,000
Proceeds from issuance of long term debt                                                22,368
Advances from third parties- Inphonic                                                        -
Repayments to third parties, net                                                       (76,034)
Goodwill                                                                75,000        (455,271)
Net Advancement from Related Parties                                                   135,527
Advances from factor, net                                                              332,239
                                                             ----------------------------------
   Net Cash Provided by Financing Activities                            75,000          73,829
                                                             ----------------------------------

NET INCREASE IN CASH                                                   103,978         (39,968)

CASH- BEGINNING OF PERIOD                                                               39,968
                                                             ----------------------------------

CASH- END OF PERIOD                                                    103,978               -
                                                             ==================================

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


RESULTS OF OPERATIONS

         Net revenues were $320,700 for the three months ending September 30, 2003, and $1,817,718 for the three months ending September 30, 2002. The $1,497,018 decrease in revenues in the three months ending September 30, 2003 as compared to September 30, 2002 primarily reflects the change in operations. Since March, 2003 our main source of revenue is from direct commissions from InPhonic, eliminating almost completely the Cost of Goods Sold. As a result, our Gross profit is approximately 100% gross sales. In addition, we adjust revenues during the third quarter, 2003 to adhere to the service cancellation policies.


         As a result of the change in operations since March 2003, our costs of goods sold were significantly reduced by $950,870. Given the Third quarter of the current year revenues adjustment, the gross profit for this period was 319,398. Although $546,148 lower than the same period on the previous year, the current gross period is 99.59% of revenues, as compared to 47.62% last year's third quarter.

         Total operating expenses for the three months ending September 30, 2003 were $662,782 as compared to $1,558,709 three months ended September 30, 2002. Selling and advertising expenses for the three-month period ending September 30, 2003 decreased by $28,645, as compared to $314,335 for the same period in 2002. Payroll expense for the three month period ending September 30, 2003 decreased by $671,884 o 28.58% of sales as compared to $819,646 or 45,09% of sales for the same period in 2002. The decrease is due to a significant reduction of personnel.

         General and administrative expenses for the three-month period ending September 30, 2003 were reduced by about half; $195,399 during the current period compared to $424,728 in September 30, 2002. This change follows a significant reduction in variable costs driven by reduction in personnel.

         Our Loss from operations for the three months ending September 30, 2003, decreased by $349,779. Loss from operation from the Third Quarter 2003 was $343,384, as compared to 693,163 for the same quarter of 2002.

         We wrote off $18,027 in obsolete inventory. Since our March change in operations we no longer carry inventory.

         We converted the Inphonic's revenue during the Third Quarter 2003 to accrual accounting, and therefore added an amount of $147,917 of charge backs and created an allowance for future charge-backs in the amount of $361,473.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003 Cyberads Inc and Subsidiaries had an accumulated deficit of $18,460, 187 and cash in the bank of $103,978. We had a working capital deficit in September 30, 2003 of $4,609,435. The deficit was funded during the three-month period to September 30, 2003 by advances from third parties.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         Exhibit No.    Description of Document
         2.2            Stock Purchase Agreement with IDS Cellular and its
                        shareholders(1)
         3.1(a)         Articles of Incorporation(1)
         3.1(b)         Articles of Amendment(1)
         3.1(c)         Designation of Series A Convertible Preferred Stock(2)
         3.2            Bylaws(1)
         4.0            Form of Stock Certificate(1)
         4.2            Loan Agreement with Levinson(1)
         4.3            Promissory Note issued by Levinson in favor of CyberAds,
                        dated January 21, 2002(3)
         10.1           Employment/Consulting Agreement with Levinson(1)
         10.2           Agreements with American Cellular, Inc. and GT Global
                        Communications, Inc.(1)
         10.3           Agreement with Triton PCS(1)
         10.4           Agreement with Regal Marketing International(1)
         10.6           Agreement with Beck Management, Inc.(1)
         10.7           Consulting Agreement with Gene Foland(2)
         10.8           Consulting Agreement with James L. Ricketts(2)
         10.9           Consulting Agreement with James L. Copley(2)
         10.10          Sales Agency Agreement with MCI WorldCom Wireless(2)
         21.0           Subsidiaries of Registrant(1)

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

                                          CYBERADS, INC.


DATED: November 14, 2003                  By:/s/ LAWRENCE LEVINSON
                                             -----------------------------------
                                          Lawrence Levinson, Chairman and
                                          Chief Executive Officer

DATED: November 13, 2003                  By:/s/ ROBERT B. KLINE
                                             -----------------------------------

                                          Robert B. Kline, Principal Accounting
                                          Officer and Director

FORM 10-QSB CERTIFICATION

         I, Lawrence Levinson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2003.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 12, 2003



         By: /s/ LAWRENCE LEVINSON
            -----------------------
         Lawrence Levinson, Chjief Executive Officer



                 STATEMENT OF CHIEF EXECUTIVE OFFICER REGARDING
            FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Lawrence Levinson, state and certify as follows:

         The financial statements filed with the report on Form 10-QSB for the period ended September 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Cyberads, Inc.

         This   Statement   is   submitted   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002.


Date:  November 12, 2003



By: /s/ LAWRENCE LEVINSON
   ------------------------
Lawrence Levinson,
Chief Executive Officer