Form 10KSB
period 2003-12-31
CYBERADS INC
filed 2004-04-21
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-KSB

                                 --------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                    333-62690
                              (Commission File No.)

                                 --------------

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

            21073 Powerline Road, Suit 57, Boca Raton, Florida 33433
            --------------------------------------------------------
                    (Address of principal executive offices)
                              Phone #(561) 672 2193
                                     --------------
                           (Issuer's telephone number)


              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

           Securities Registered Under Section 12 (b) of the Act: None

           Securities Registered Under Section 12 (g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

         Revenues for the year ended December 31, 2003: $4,197,128.

         The aggregate market value of voting stock held by non-affiliates of CyberAds, Inc. ("CYAD") common stock, as of March 31, 2004 was approximately $14,000,000 (based on the last sale price of such stock as reported by OTC Bulletin Board). The number of shares outstanding of the registrant's common stock, as of March 31, 2004 was 18,325,777.

         Documents incorporated by reference: Registration Statement on Form SB-2, File No. 333-62690 and Registration Statement on Form SB-2, File No. 333-82104 information incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one): Yes|_|No|X|

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

ITEM 2.  DESCRIPTION OF PROPERTY...............................................4

ITEM 3.  LEGAL PROCEEDINGS.....................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS........5

ITEM 7.  FINANCIAL STATEMENTS..................................................8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.........................8

ITEM 8A. CONTROLS AND PROCEDURES...............................................8

                                    PART III

ITEM 9.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT...................9

ITEM 10. EXECUTIVE COMPENSATION...............................................10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.........11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................12

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................14

SIGNATURES....................................................................15

INDEX TO EXHIBITS.............................................................16

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

Auditor's Report.............................................................F-2

Balance Sheets as of December 31, 2003 and  2002.............................F-3

Statement of Operations for the years ended December 31, 2003 and  2002......F-5

Statement of Changes in Stockholder's Equity for the years ended December 31,
2003 and 2002................................................................F-6

Statement of Cash Flows for the years ended December 31, 2003 and 2002.......F-7

Notes to Financial Statements...............................................F-10

                                     PART I

FORWARD LOOKING INFORMATION

         This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors, many of which are not within CYAD's control. These factors include, but are not limited to, economic conditions generally and in the industries in which CYAD's future customers participate; competition within CYAD's industry, including competition from much larger competitors; technological advances which could render CYAD's products less competitive or obsolete; failure by CYAD to successfully develop new products or to anticipate current or prospective customers' product needs; price increases or supply limitations for components purchased by CYAD for use in its products; and delays, reductions, or cancellation of orders that may be placed with CYAD. There can be no assurance that CYAD will be able to develop its products or markets for its products in the future.

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         CyberAds, Inc., a Florida corporation ("CYAD" or the "Company"), was organized on April 12, 2000, under the laws of the State of Florida. CYAD initially compiled member lists through an Internet-based opt-in e-mail list found on our website "www.sportsforcash.com." "Internet-based opt-in e-mail" creates member lists by requiring website visitors to provide us with certain personal information and consent to receiving e-mails from our company in order to gain access to our website. Our goal was to sell the member lists to direct marketers seeking to target promotional campaigns to large groups of people via electronic mail. We initially had the concept of awarding prizes to attract potential members to our website www.sportsforcash.com. However, we terminated our prize program after determining that our business model was not profitable. This segment of our operations has been recently discontinued.

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

         In December 2003 we acquired a 22% interest in The Vineyards Country Club ("The Vineyards"), a real estate development project located adjacent to Palm Springs, California. The Vineyards is a luxury motor coach facility including a recently completed clubhouse, swimming pool, tennis court, and nine-hole regulation size golf course. Phase One at The Vineyards is substantially complete and consists of 69 luxury coach sites. . Within 3 to 5 years we expect to add an additional 200+ sites, thus expanding The Vineyards to well over 300 sites. The Vineyards project also includes 30 acres of commercial property immediately adjacent to the development with plans for an extended-stay hotel, retail, and an entertainment complex, all within walking distance to the existing Trump Casino.

GOVERNMENT REGULATION

         At present, there are no specific regulations or approvals required by or from the Federal Government or state agencies for marketing the cellular services we offer. We are aware of no proposed regulations that may have an effect upon our business as a seller of cellular phone services.

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

PERSONNEL

         As of the date of this report, CYAD has three full time employees as well as a number of part time relationships with contractors for certain services. None of CYAD's personnel are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES

         On April 6, 2002 we relocated all of our operations to a 2,000 square foot facility located at 21073 Powerline Road, Suite 57, Boca Raton, Florida. This property is leased from 6001, LLC. The term of the lease is through April 1, 2005. We pay approximately $4,200 per month for the lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal United States market for CYAD's common stock is the OTC Bulletin Board. The following is the high and low closing sale prices for CYAD common stock:

FISCAL 2003                                             HIGH           LOW
                                                      -------       -------
Fourth Quarter (through December 31, 2003).........   $  2.10       $  0.85
Third Quarter (through September 30, 2003).........   $  1.50       $  0.27
Second Quarter (through June 30, 2003).............   $  0.51       $  0.02
First Quarter (through March 31, 2003).............   $  0.13       $  0.04

FISCAL 2002
Fourth Quarter (through December 31, 2002).........   $  0.19       $  0.02
Third Quarter (through September 30, 2002).........   $  0.50       $  0.06
Second Quarter (through June 30, 2002).............   $  2.60       $  0.25
First Quarter (through March 31, 2002).............   $  3.60       $  1.00


         The above prices presented are bid prices that represent prices between broker-dealers and do not include retail mark-ups and markdowns for any commissions paid to the dealer. These prices may not reflect actual transactions.

         There are 80 shareholders of record of the Company's Common Stock, not including shareholders who hold common stock in street name. The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

         DIVIDENDS

         The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         When a visitor enters our website, they are asked to provide personal credit information in order to qualify for a cellular phone service. In addition, this information determines whether the visitor is in a coverage area for any of the cell phone carriers that we refer applicants to. Once a coverage area is determined, the applicant will choose a respective calling plan and telephone. If the consumer provides this information, it is delivered to Inphonic where it is processed and a credit check is made. Depending on the consumer's credit history, the application is either approved or denied. An approved application is then further processed and directed to one of the carriers with whom Inphonic is associated.

         The cellular providers have distinct standards and qualifications regarding the credit history of individuals in which they will provide services.

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

CUSTOMER BASE

         The majority of our potential customers are identified through our affiliate program. To build our potential consumer base, we started an affiliate based marketing program which allows other Internet based businesses to refer potential consumers to our cellular website, www.freecellular-phone.com. If a customer purchases and receives cellular phone service, the affiliate whom provided the referral will receive a commission from the sale. All visitors and sales are tracked through an administration portion of a site. Each affiliate has their own linking code to track their statistics. We presently have approximately 300 affiliates.

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

RECENT EVENTS

         As noted above we entered into a partnership with Inphonic, Inc. on March 10, 2003 to handle all order fulfillment, sales, customer service, verification and marketing. As a result of this agreement, CyberAds was able to reduce staffing levels by 90% and reduce payroll by over 80%. Furthermore, commissions - net of cost of goods sold - were at a comparable level. Our cellular footprint increased due to Inphonic having agreements with more cellular carriers. Cash flow improved significantly because Inphonic pays every 15 days and the carriers an average of every 45 days. During the 4th quarter of 2003 Management determined the cost per application model it was paying to the Affiliates was inconsistent with the sales results for shipped cell phones. Management took steps to reduce the applications by reducing the application fee it paid to Affiliates. Further, we required the applications to include credit card information which reduced the applications submitted. Prior to this change the company was experiencing a less than 2% conversion rate from Applications to Sales. When the change was implemented the conversion rate increased to 5%. Management believes the requirement of credit card information will have a materially negative impact on the number of applications it receives from Affiliates/Consumers going forward. Management is reviewing alternative application acquisition models at this time and will continue with the current requirements of credit card information for the foreseeable future.

In December 2003 we acquired a 22% interest in The Vineyards Country Club ("The Vineyards"), a real estate development project located adjacent to Palm Springs, California. Our investment in The Vineyards was acquired by our wholly owned subsidiary, The Vineyards, LLC. The Vineyards is a luxury motor coach facility including a recently completed clubhouse, swimming pool, tennis court, and nine-hole regulation size golf course. Phase One at The Vineyards is substantially complete and consists of 69 luxury coach sites. . Within 3 to 5 years we expect to add an additional 200+ sites, thus expanding The Vineyards to well over 300 sites. The Vineyards project also includes 30 acres of commercial property immediately adjacent to the development with plans for an extended-stay hotel, retail, and an entertainment complex, all within walking distance to the existing Trump Casino. The property value was determined by an "as is" appraisal of the land plus the net cost of the improvements. No allowance was deemed necessary because of the company's minority position in the project.

         During the fourth quarter the company's lender entered into an agreement with the company to convert its secured position to an ownership of 836, 000 convertible preferred shares. The share will have no voting rights and will, after the first anniversary of the closing have the right to convert at any time into fully paid and nonassessable shares of Common Stock obtained by dividing 115% of the liquidation value of the shares to be converted, by the average bid and ask price of a share of Common Stock during the 30 day period immediately prior to the conversion date.

         During the fourth quarter an unsecured creditor of the company agreed to convert its $400,000 debt to 440000 common restricted shares.

PATENTS AND PROPRIETARY RIGHTS

         We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

         We reported revenues of $4,197,128 and $8,326,211 for the years ending December 31, 2003 and 2002, respectively, losses of $457,835 and $15,873,201 during the years ended December 31, 2003 and 2002, respectively. The reduction in revenue from 2002 to 2003 is attributed to the change in revenue associated to the Inphonic agreement whereby CyberAds receives a net commission instead of the revenue for each phone. The reduction in losses for 2003 was the direct result of reduction in G & A expenses and Salaries attributed to the agreement with Inphonic that allowed CyberAds to rely on the fulfillment processes at Inphonic reducing the requirement of employee related expenses at CyberAds.

LIQUIDITY AND CAPITAL RESOURCES

         CYAD has not been profitable and has experienced negative cash flow from operations due to its development stage, substantial on-going investment in research and development efforts. Consequently, CYAD has been dependent on the sales of equity to fund cash requirements.

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

         On January 6, 2002, we entered into a product and sales development consulting agreement with James L. Copley, under which Mr. Copley received options to purchase 300,000 shares of our common stock exercisable at $2.00 per share in exchange for these services. The options are exercisable for a six-month period commencing on the date of the agreement. The options were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The options issued contain a legend restricting there Transferability absent registration or available exemption. Mr. Copley had access to information about our company and had the opportunity to ask questions about our company.

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

         On January 21, 2002, the Company intended to issue 625,000 shares of series a convertible preferred stock to Lawrence Levinson as consideration for a $625,000 promissory note made by Mr. Levinson in favor of our company. The preferred shares were never issued.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of CYAD are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Weinberg & Company, P.A., by letter dated August 13, 2003, was dismissed as the independent accountant for the Company. On August 13, 2003, the Company engaged Timothy L. Steers, CPA as its new independent accountant.

In connection with the audits for the two most recent fiscal years and in connection with Weinberg's review of the subsequent; interim period preceding dismissal on August 13, 2003, there have been no disagreements between the Company and Weinberg on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Weinberg; to make a reference thereto in its report on the Company's financial statements for those periods. During the two most recent fiscal years and prior to August 13, 2003, the Company had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors hold office until the next succeeding annual meeting of shareholders, and until there successors have been elected and qualified.

         The directors, executive officers, significant employees and consultants of CYAD, their respective ages and positions with CYAD are as follows:

NAME                 AGE    POSITION
----                 ---    --------

Lawrence Levinson    56     Chairman of the Board and Chief Executive Officer

         Director and Executive Officers

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

         The Company's Bylaws currently authorize up to seven directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

                  CODE OF ETHICS.

                  Effective February 24, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at Powerline Road, Suite 57, Boca Raton, Florida 33433

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to salary we paid during the past fiscal year to our chief executive officer; and to each of our executive officers that earned more than $100,000 during the fiscal year ended December 31, 2003. Other than salary and stock options, we paid no other form of compensation to our executive officers and directors. No stock options were exercised during the fiscal year ended December 31, 2003.

Name                 Position        Salary          Stock Options
----                 --------        ------          -------------
Lawrence Levinson    CEO             $  43,000           None
Ronald Trautman      Asst to Pres    $ 174,993           None
Robert Kline         Pres            $  75,600           None
James Baumhart       COO             $  78,264           None

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

         Larry Levinson. Commencing September 2000, we agreed to pay Mr. Levinson $120,000 per year, payable monthly. In addition, Mr. Levinson has received options to purchase 50,000 shares of common stock exercisable for a 5 year term at $1.00 per share. Also, Mr. Levinson will be reimbursed for all travel expenses. Effective January 1, 2002, we have orally agreed to extend Mr. Levinson's employment agreement through December 31, 2002. Under this oral agreement, Mr. Levinson will be paid an annual salary of $240,000, payable weekly. Effective December 31, 2003, Mr. Levinson, although a director, until new directors are elected, no longer maintained any direct Management responsibilities.

         Robert B. Kline. Commencing September 1, 2000, we agreed to pay Mr. Kline $48,000 per year, payable monthly. In addition, Mr. Kline has received options to purchase 50,000 shares of common stock exercisable for a 5 year term at $1.00 per share. Mr. Kline will be reimbursed for all traveling expenses. Effective February 1, 2002, we have orally agreed to extend Mr. Kline's employment agreement through February 1, 2003. Under this oral agreement, Mr. Kline will be paid an annual salary of $104,000, payable weekly. Mr. Kline's active participation ceased during the fourth quarter of 2004.

         Michael Magno. Commencing November 1, 2000, we agreed to pay Mr. Magno $42,000 per year, payable monthly. In addition, Mr. Magno has received options to purchase 50,000 shares of common stock exercisable for a 5 year term at $1.00 per share. Mr. Magno will be reimbursed for all traveling expenses. Effective January 1, 2002, we have orally agreed to extend Mr. Magno's employment agreement through December 31, 2002. Under this oral agreement, Mr. Magno will be paid an annual salary of $60,000, payable weekly. Mr. Magno's active participation ceased during the second quarter of 2004.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of CyberAds, Inc., 21073 Powerline Road, Suite 57, Boca Raton, Florida 33433.

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

Name and Address of              Amount and Nature of           Percentage
Beneficial Owner                 Beneficial Ownership           of Class
----------------                 --------------------           --------
Lawrence Levinson                    6,357,000(1)(2)(3)            34.69%
3350 NW 2nd Avenue, Ste.A-44
Boca Raton Fl. 33431

Inphonic, Inc.                       1,250,000                       6.8%
1010 Wisconson Ave. #250
Washington, D.C. 20007

Four Star Financial Services         1,352,000(4)                    7.4%
1000 Marina Blvd. Ste. 600
Brisbane, CA 94005

Maxmin, Inc.                         1,183,333(4)                    6.5%
415 E. Hyman Ste 201
Aspen CO 81611

Jordan Levinson                      1,000,000                       5.5%
21257 Rock Ridge Drive
Boca Raton Fl.33428

Executive Officers and
Directors (as a group of 1)          6,357,000                     34.69%

(1) Includes options to purchase 75,000 shares of common stock exercisable at $1.00 per share. (2) Includes 4,482,000 shares that are subject to a Stock Purchase Agreement between the owner and Novanet Media Inc.
(3)   Includes 800,000 shares which have been  optioned to a private party.
(4) Includes 200,000 and 33,333 shares respectively which have been issued pursuant to financing and consulting agreements to be exercised at $.50 per share.

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

         As of December 31, 2003, the amount due on various loans from previously related parties approximately $800,000.This amount is secured by the company's assignment of its agreement with its fulfillment provider.

         On January 8, 2002 we issued a five year option to purchase 5,000,000 shares of our common stock exercisable at $1.00 per share to Lawrence Levinson. This option was issued in consideration for the advances that Mr. Levinson and his affiliates have made to our company and personal guarantees Mr. Levinson has made in favor of our company. This option agreement was terminated without any shares being exercised.

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

         On January 6, 2002 we issued options to purchase 1,300,000 shares of our common stock to Gene Foland as consideration for advertising and marketing consulting services provided by Mr. Foland. The options were exercisable at $1.00 per share for a term of six months. Mr. Foland exercised 625,000 of these options and allowed 675,000 of the options to expire.

         On January 6, 2002 we issued options to purchase 1,300,000 shares of our common stock to James Ricketts as consideration for Latin American sales development consulting services provided by Mr. Ricketts. The options are exercisable at either $1.00 or $2.00 for a term of six months. Based upon the current number of outstanding shares of our common stock upon exercise of these options, Mr. Ricketts would be a beneficial owner of more than 5% of our outstanding common stock. These options subsequently expired without being exercised.

         On January 8, 2002 we appointed Robert Modansky to serve on our board of directors. Mr. Modansky's accounting firm has provided accounting services to our company and has accrued approximately $16,000 in fees for services performed during fiscal year 2001. Mr Modansly resigned during the third quarter of 2003.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number    Description of Document
------    -----------------------

2.2       Stock Purchase Agreement with IDS Cellular and its shareholders(1)
3.1(a)    Articles of Incorporation(1)
3.1(b)    Articles of Amendment(1)
3.1(c)    Designation of Series A Convertible Preferred Stock(2)
3.2       Bylaws(1)
4.0       Form of Stock Certificate(1)
4.1       Loan Agreement with Four Star Financial Services, LLC(1)
4.2       Loan Agreement with Levinson(1)
10.1      Employment/Consulting Agreement with Levinson(1)
10.2      Agreements with American Cellular, Inc. and GT Global Communications,
          Inc.(1)
10.3      Agreement with Triton PCS(1)
10.4      Agreement with Regal Marketing International(1)
10.6      Agreement with Beck Management, Inc.(1)
10.7      Consulting Agreement with Gene Foland(2)
10.8      Consulting Agreement with James L. Ricketts(2)
10.9      Consulting Agreement with James L. Copley(2)
10.10     Sales Agency Agreement with MCI WorldCom Wireless(2)
21.0      Subsidiaries of Registrant(1)
31        Rule 15d-14(a) certification of Walter Tatum.
32        Section 1350 certification of Walter Tatum.




(1) Previously filed in Registration Statement on Form SB-2, File No. 333-62690
(2) Previously filed in Registration Statement on Form SB-2, File No. 333-82104

(b) Reports on Form 8-K:

         The following reports on Form 8-K were filed during the period covered by this report.

         August 21, 2003
           Item 4. Changes in Registrant's Certifying Accountant
           Item 7. Financial Statements, ProForma Financial Information and Exhibits.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on April 9, 2004.

CYBERADS, INC.


By:/s/ WALTER TATUM
-------------------
Walter Tatum
Chairman, Chief Executive Officer

         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                    TITLE              DATE


/s/WALTER TATUM              President          4/09/04
--------------------
Walter Tatum