Form 10KSB/A
period 2003-12-31
CYBERADS INC
filed 2004-04-22
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A

                                 ---------------

                                 Amendment No. 1
                                              ---

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS........5

ITEM 7.  FINANCIAL STATEMENTS..................................................9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.........................9

ITEM 8A. CONTROLS AND PROCEDURES...............................................9

                                    PART III

ITEM 9.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT..................10

ITEM 10. EXECUTIVE COMPENSATION...............................................11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.........12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................13

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................15

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................15

SIGNATURES....................................................................16

INDEX TO EXHIBITS.............................................................16

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

Auditor's Report.............................................................F-1

Balance Sheets as of December 31, 2003 and  2002.............................F-2

Statement of Operations for the years ended December 31, 2003 and  2002......F-4

Statement of Changes in Stockholder's Equity for the years ended December 31,
2003 and 2002................................................................F-5

Statement of Cash Flows for the years ended December 31, 2003 and 2002.......F-7

Notes to Financial Statements................................................F-9

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

         August 21, 2003
           Item 4. Changes in Registrant's Certifying Accountant
           Item 7. Financial Statements, ProForma Financial Information and Exhibits.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida on April 22, 2004.

CYBERADS, INC.


By:/s/ WALTER TATUM
-------------------
Walter Tatum
Chairman, Chief Executive Officer

         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                    TITLE              DATE


/s/ WALTER TATUM              President          4/22/04
--------------------
Walter Tatum

                                 CYBERADS, INC.

                     Years ended December 31, 2003 and 2002


                                    CONTENTS
                                                                          Page
                                                                      ----------
Report of Independent Auditor's.......................................       F-1

Consolidated Financial Statements:
   Balance sheets..................................................... F-2 - F-3
   Statements of operations...........................................       F-4
   Statements of changes in stockholders' equity (deficit)............ F-5 - F-6
   Statements of cash flows........................................... F-7 - F-8
   Notes to consolidated financial statements.........................F-9 - F-22

                         REPORT OF INDEPENDENT AUDITORS'


To the Board of Directors
CyberAds, Inc.


We have audited the accompanying consolidated balance sheets of CyberAds, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CyberAds, Inc. as of December 31, 2002, were audited by other auditors whose report dated May 13, 2003, expressed an unqualified opinion of those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CyberAds, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a loss from continuing operations of $1,201,111 and a working capital deficiency of $2,720,748. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     TIMOTHY L. STEERS, CPA, LLC


April 6, 2004
Portland, OR

                                 CYBERADS, INC.

                           Consolidated Balance Sheet

                                                                                       December 31
                                                                         -------------------------------------
                                                                                2003               2002
                                                                         -----------------   -----------------
                                       ASSETS
Current assets:
   Accounts receivable, less allowance for doubtful
     accounts of $486,000 in 2002                                         $        20,380     $     2,016,054
   Inventories                                                                          -             156,234
                                                                           --------------      --------------
       Total current assets                                                        20,380           2,172,288






Property and equipment, net                                                        14,171             210,659







Other assets:
   Hold-to-maturity investments                                                10,700,000                   -
   Deposits                                                                         8,585              77,251
   Intangible asset                                                                     -              75,000
   Other assets                                                                         -              24,785
                                                                           --------------      --------------
       Total other assets                                                      10,708,585             177,036






                                                                           --------------      --------------

                                                                          $    10,743,136     $     2,559,983
                                                                           ==============      ==============









                             Continued on next page.

                                 CYBERADS, INC.

                                                                                       December 31
                                                                         -------------------------------------
                                                                                2003               2002
                                                                         -----------------   -----------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Cash overdraft                                                         $             -     $       112,649
   Outstanding checks in excess of cash in bank                                     1,207                   -
   Note payable                                                                   120,000                   -
   Accounts payable                                                               697,748           1,783,712
   Accounts payable - related parties                                                   -             831,625
   Accrued liabilities                                                            944,658           1,597,906
   Unearned revenue                                                               130,960                   -
   Factor payable, net                                                                  -             613,423
   Advances from related parties                                                  786,555           1,101,158
   Due to officers                                                                      -             146,250
   Loans payable - convertible debentures                                          60,000              60,000
                                                                           --------------      --------------
       Total current liabilities                                                2,741,128           6,246,723

Advances from stockholder                                                         157,634                   -


Commitments


Stockholders' equity (deficit):
   Preferred  stock,  $.001 par value,  authorized  5,000,000  shares,  of which
     1,000,000 has been designated as Series A Convertible, issued and
     outstanding 835,660 shares in 2003 (no shares in 2002)                           836                   -
   Common stock, $.001 par value, authorized 50,000,000 shares, issued and
     outstanding 18,325,777 shares in 2003 (14,774,777 shares in 2002)             18,326              14,775
   Common stock to be issued                                                   11,140,000                   -
   Additional paid-in capital                                                  15,399,238          13,818,415
   Accumulated deficit                                                        (18,714,026)        (17,512,915)
   Deferred financing costs                                                             -              (7,015)
                                                                           --------------      --------------
       Total stockholders' equity (deficit)                                     7,844,374          (3,686,740)
                                                                           --------------      --------------


                                                                          $    10,743,136     $     2,559,983
                                                                           ==============      ==============



                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statement of Operations

                                                                                 Years ended December 31
                                                                                 2003              2002
                                                                           ---------------   -----------------
Net revenues                                                               $    4,197,128     $     8,326,211

Cost of revenues                                                                1,177,111           3,939,359
                                                                            -------------      --------------

Gross profit                                                                    3,020,017           4,386,852

Selling expenses                                                                1,845,967           2,506,943

General and administrative expenses                                             1,941,578          16,650,719
                                                                            -------------      --------------

Loss from continuing operations                                                  (767,528)        (14,770,810)

Other income (expenses):
   Gain on theft of assets                                                              -               1,203
   Gain on settlement with former employee                                              -               8,250
   Impairment of property and equipment                                          (265,961)            (77,627)
   Other income, net                                                               16,176                 636
   Interest expense and financing costs, net                                     (183,798)           (538,146)
   Loss on acquisition not consummated                                                  -            (300,000)
                                                                            -------------      --------------
     Total other expenses                                                        (433,583)           (905,684)
                                                                            -------------      --------------

Net loss from continuing operations                                            (1,201,111)        (15,676,494)

Loss from discontinued operations                                                       -            (196,707)
                                                                            -------------      --------------


Net loss                                                                   $   (1,201,111)    $   (15,873,201)
                                                                            =============      ==============




Basic and diluted loss per common share:
   Loss from continuing operations                                         $         (.07)    $         (1.10)
   Loss from discontinued operations                                                    -               (0.01)
                                                                            -------------      --------------

                                                                           $         (.07)    $         (1.11)
                                                                            =============      ==============



                             See accompanying notes.

                                 CYBERADS, INC.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                     Years ended December 31, 2003 and 2002


                          Convertible
                        preferred stock       Common stock         Common     Additional                  Deferred      Total
                       ----------------- -----------------------  stock to     paid-In     Accumulated   financing   stockholders'
                        Shares   Amount    Shares       Amount    be issued    capital       deficit       costs    equity (deficit)
                       -------- -------- ------------ ---------- ----------- ------------ ------------- ----------- ----------------
Balance at
   December 31,
   2001                      -  $     -   13,384,777  $  13,385  $        -  $ 1,301,870  $ (1,639,714) $        -  $      (324,459)
Shares issued for
   cash, net of
   offering costs            -        -       40,000         40           -       39,960             -           -           40,000
Shares and
   options issued
   for services              -        -      315,000        315           -   12,091,620             -           -       12,091,935
Shares and options
   issued for accrued
   liabilities               -        -       50,000         50           -       50,950             -           -           51,000
Options exercised            -        -      585,000        585           -       14,415             -           -           15,000
Convertible
   debentures                -        -            -          -           -       20,000             -      (7,015)          12,985
Share Issued for
   acquisition not
   consummated               -        -      400,000        400           -      299,600             -           -          300,000
Net loss                     -        -            -          -           -            -   (15,873,201)          -      (15,873,201)
                       -------- -------- ------------ ---------- ----------- ------------ ------------- ----------- ----------------

Balance at
   December 31,
   2002                      -  $     -   14,774,777  $  14,775  $        -  $13,818,415  $(17,512,915) $   (7,015) $    (3,686,740)
                       ======== ======== ============ ========== =========== ============ ============= =========== ================


















                           Continued on next page.

                                 CYBERADS, INC.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                     Years ended December 31, 2003 and 2002

                          Convertible
                        preferred stock       Common stock         Common     Additional                  Deferred      Total
                       ----------------- -----------------------  stock to     paid-In     Accumulated   financing   stockholders'
                        Shares   Amount    Shares       Amount    be issued    capital       deficit       costs    equity (deficit)
                       -------- -------- ------------ ---------- ----------- ------------ ------------- ----------- ----------------
Balance at
   December 31,
   2002                      -  $     -   14,774,777  $  14,775  $        -  $ 13,818,415 $(17,512,915) $   (7,015) $    (3,686,740)
Shares issued for
   debt                835,660      836            -          -           -       834,824            -           -          835,660
Amortization of
   deferred financing
   costs                     -        -            -          -           -            -             -       7,015            7,015
Shares issued or to
   be issued for debt        -        -    1,250,000      1,250      440,000       86,250            -           -          527,500
Shares issued in
   exchange for
   services                  -        -    2,275,000      2,275           -       606,475            -           -          608,750
Shares issued for
   interest on
   convertible
   debentures                -        -       26,000         26           -        53,274            -           -           53,300
Shares to be issued
   for hold-to-maturity
   investments               -        -            -          -   10,700,000           -             -           -       10,700,000
Net loss                     -        -            -          -           -            -    (1,201,111)          -       (1,201,111)
                       -------- -------- ------------ ---------- ----------- ------------ ------------- ----------- ----------------

Balance at
   December 31, 2003   835,660  $   836   18,325,777  $  18,326  $11,140,000 $ 15,399,238 $(18,714,026) $        -  $     7,844,374
                       ======== ======== ============ ========== =========== ============ ============= =========== ================


















                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statement of Cash Flows

                                                                                Years ended December 31
                                                                                2003               2002
                                                                           ---------------   -----------------
Cash flows from operating activities:
   Net loss                                                                $   (1,201,111)    $   (15,873,201)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Provision for doubtful accounts                                            382,217             223,310
       Impairment of long-lived assets                                            265,961              77,627
       Impairment of inventories                                                  120,879                   -
       Depreciation                                                                19,494              39,805
       Amortization of deferred financing costs                                     7,015                   -
       Common stock issued for services                                           608,750          12,091,935
       Common stock issued for interest                                            53,300                   -
       Loss on acquisition not consummated                                              -             300,000
       Beneficial conversion of convertible debentures                                  -              12,985
       Gain on settlement with former employee                                          -              (8,250)
       Gain on theft of assets                                                          -              (1,203)
       Changes in assets and liabilities:
         Accounts receivable                                                      671,163             737,857
         Inventories                                                               35,355             227,438
         Deposits                                                                  68,666            (61,338)
         Other assets                                                              24,785            (24,785)
         Outstanding checks in excess of cash in bank                               1,207                   -
         Accounts payable                                                      (1,390,089)          1,855,061
         Accrued liabilities                                                      289,046             481,477
         Unearned revenue                                                         130,960                   -
                                                                            -------------      --------------
                                                                                   87,598              78,718
Cash flows from investing activities:
   Purchase of intangible asset                                                         -             (75,000)
   Cash received for stolen equipment                                                   -              22,245
   Purchases of property and equipment                                            (13,967)           (307,170)
                                                                            -------------      --------------
                                                                                  (13,967)           (359,925)
Cash flows from financing activities:
   Cash overdraft                                                                (112,649)            112,649
   Net proceeds from factored accounts receivable                                 342,237              66,382
   Advances from related parties                                                        -             884,896
   Repayments to related parties                                                 (314,603)           (814,938)
   Proceeds from officers                                                               -               2,250
   Repayments to officers                                                        (146,250)                  -
   Repayments to third parties                                                          -            (125,000)
   Proceeds from convertible debentures                                                 -              60,000
   Net advances from stockholder                                                  157,634                   -
   Proceeds from sale of common stock                                                   -              55,000
                                                                            -------------      --------------
                                                                                  (73,631)            241,239
                                                                            -------------      --------------

Net decrease in cash                                                       $            -     $       (39,968)
                                                                            =============      ==============

                             Continued on next page.

                                 CYBERADS, INC.

Cash at beginning of year                                                  $            -     $             -

Net decrease in cash                                                                    -             (39,968)
                                                                            -------------      --------------


Cash at end of year                                                        $            -     $             -
                                                                            =============      ==============












Supplemental disclosure of cash flow information -
   cash paid during the year for interest and financing costs              $      206,697     $       479,689
                                                                            =============      ==============





Supplemental disclosure of non-cash investing and financing activities:
   Common stock to be issued in exchange for hold-to-maturity investments  $   10,700,000     $             -
                                                                            =============      ==============

   Factor payable renegotiated into notes payable                          $      120,000     $             -
                                                                            =============      ==============

   Preferred stock issued in exchange for factor payable                   $      835,660     $             -
                                                                            =============      ==============

   Common stock issued or to be issued in exchange for debt                $      527,500     $             -
                                                                            =============      ==============

   Common  stock and common  stock  options  issued in
     exchange for accrued liabilities                                      $            -     $        51,000
                                                                            =============      ==============





                             See accompanying notes.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.       Business and summary of significant accounting policies
         -------------------------------------------------------

         Business: CyberAds, Inc. ("CyberAds") was incorporated in the state of Florida on April 12, 2000. The Company earns commissions from selling approved contracts to subscribers for cellular telephone service. Commissions are received either from master dealers or cellular phone service providers, not the subscriber. Applications for cellular telephone services are obtained from advertising banners placed at various websites. The Company does business with cellular phone service providers as well as master dealers that have contracted with various other carriers and with several website hosts, who receive a commission for each completed contract for cellular phone service.

         In December 2000, the Company acquired IDS Cellular, Inc. ("IDS") in a business combination accounted for as entities under common control because both entities had common ownership interests. All of the operations or IDS was moved to CyberAds and IDS is currently dormant.

         In January 2002, the Company acquired 80% or Cyad Cellular Distributors, Inc. ("Cyad") a newly formed entity. Cyad began developing the business of wholesaling cellular phones. In August 2002, Cyad's operations were discontinued.

         Principles of consolidation: The accompanying consolidated financial statements for 2003 include the accounts of CyberAds and its wholly owned subsidiary IDS. The accompanying consolidated financial statements for 2002 include the accounts of CyberAds, its wholly owned subsidiary IDS, and its 80% owned subsidiary Cyad. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and cash equivalents: For purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         Inventories: Inventories consist primarily of cellular telephones and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

         In March 2003, cellular phone service providers, or a fulfillment company, began shipping cellular telephones directly to the Company's subscribers. As a result, the Company recognized an impairment loss of approximately $120,900 during 2003 for inventories deemed to have no value (no impairment loss was recognized during 2002).

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for over the estimated useful life of the assets of five to seven years. Leasehold improvements are amortized over the lesser of the original term of the related lease or their estimated useful life.

         Investments: Investments are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all applicable investments be classified as trading securities, available-for-sale securities, or hold-to-maturity securities. The statement further requires that: (1) trading securities be reported at fair market value, with unrealized gains or losses recognized as a component of operating results, (2) available-for-sale securities be reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes) until they are disposed of or sold; at the time of disposal or sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results, and (3) hold-to-maturity securities be reported at amortized cost.

         The Company's hold-to-maturity investments as of December 31, 2003 consisted of a 22% interest in a limited liability company that owns real estate.

         Fair value of financial instruments: The Company discloses certain information about the fair value of financial instruments as required by SFAS 107, "Disclosure About Fair Value of Financial Instruments". Accounts receivable, accounts payable, accrued expenses, factor payable and loans and advances payable to related and non-related parties are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

         Impairment of long-lived assets: The Company assess the recoverability of long-lived assets under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The Company recorded an impairment loss of approximately $266,000 during 2003 ($77,600 during 2002) for assets that became idle as a result of staff reductions.

         Revenue recognition: The Company records revenue on a "net" basis when contracts are submitted to master dealers. The phones are shipped from the dealers to the subscriber and the Company does not bear the risk of loss on the cellular

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         Revenue recognition (continued): phone. Revenue is recognized when the master dealer ships the phones to the subscriber.

         The Company records revenue on a "gross" basis when contracts are submitted directly to cellular phone service providers. The phones are shipped from the Company to the subscriber and the Company bears the risk of loss on the cellular phone. Under the gross method commission and related cost of goods sold for the cellular phone is recognized when the Company ships the phones.

         Advertising costs: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $9,500 for 2003 ($313,700 for 2002).

         Stock options and warrants: The Company accounts for stock based compensation to employees under SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

         During 2003, the Company adopted SFAS 148 that amended SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amended the disclosure provisions of SFAS 123 requiring prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amended APB 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The adoption of SFAS 148 had no effect on the Company's financial position or results of operations.

         The  Company   accounts  for  stock  options  and  warrants  issued  to
         non-employees for services under the fair value method of SFAS 118.

         Website development costs: The Company accounts for website development costs under Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs". Under EITF 00-2, costs that involve design of the web page that do not change the content are capitalized and amortized over there

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         Website development costs (continued): estimated useful life. Costs incurred in operating a web site that has no future benefits are expensed in the current period. The Company accounts for costs incurred in operating their website under the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 98-1. Under SOP 98-1, costs that have a future benefit are capitalized and amortized over the estimated future periods that are expected to benefit from website changes.

         Income taxes: The Company files a consolidated tax return that includes CyberAds and IDS. The consolidated tax liability, determined without taking credits into account, is allocated based on each company's contribution to consolidated taxable income. Tax credits are allocated on a pro rata basis equal to each company's contribution to the consolidated tax credits determined to be available each year.

         Income taxes are determined using the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

         Reporting consolidated comprehensive income (loss): The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the years ended December 31, 2003 and 2002.

         Segment Reporting: The Company and its subsidiary reports information about operating segments and related disclosures about products and services, geographic areas and major customers under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in principally one segment, obtaining cellular phone applications.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as defined by SFAS 128, "Earnings Per Share". The weighted average number of common stock shares outstanding was 16,074,986 for 2003 (14,333,944 for 2002). Convertible debentures, convertible preferred stock, common stock options, and common stock to be issued are considered common stock equivalents. Common stock equivalents have not been included in the computation of diluted loss per share as the effect on net loss per common share would be anti-dilutive.

         Use of Estimates: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

         Reclassifications: Certain 2002 balances have been reclassified in the accompanying consolidated financial statements to conform to the 2003 presentation.

2.       Going concern
         -------------

         The Company has experienced recurring losses from operations and as of December 31, 2003 had a working capital deficit of $2,720,748. The Company was also in default with respect to certain debt agreements and has unpaid payroll related taxes due to the Internal Revenue Service as of December 31, 2003.

         Effective September 9, 2003, a major shareholder and officer of the Company sold a substantial portion of his shares to Novanet Media, Inc., a California corporation, under a Stock Purchase Agreement ("Novanet Agreement"). Under the terms of the Novanet Agreement, all then-existing officers of the Company resigned and were replaced with new management. Under new management, approximately $1,483,200 of debt has been renegotiated into notes payable or converted to capital stock of the Company. New management has also eliminated unprofitable products and reduced overhead.

         New management of the Company plans to continue to restructure debt, seek profitable products, reduce operating expenses, and seek additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations until the Company can recover assets and satisfy debt through normal operations. Until then, the Company is dependent upon its ability to restructure operations and obtain additional financing.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

2.       Going concern (continued)
         -------------------------

         The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Property and equipment
         ----------------------

         Property and equipment consisted of the following at December 31:

                                                      2003          2002
                                                  -----------  -------------
           Furniture and fixtures                 $    2,598    $    51,318
           Machinery and equipment                         -         72,227
           Leasehold improvements                     20,085          8,076
           Computer equipment                         19,551         53,951
            Property and equipment - idle                  -         58,931
                                                   ---------     ----------
                                                      42,234        244,503
            Less accumulated depreciation            (28,063)       (33,844)
                                                   ---------     ----------

                                                  $   14,171    $   210,659
                                                   =========     ==========

4.       Note payable
         ------------

         Effective November 12, 2003, the Company entered into a Debt Paydown and Equity Conversion Agreement ("Debt Paydown Agreement") for the purpose of renegotiating their factor payable. Under the Debt Paydown Agreement, the Company paid an aggregate of $45,000 to reduce the debt; converted $835,660 of debt into 835,660 shares of the Company's Series A preferred stock; and converted $120,000 of the debt into an installment note.

         The note bears interest at the rate of 10% per annum and is payable in installments of $5,000 on January 15, 2004 and February 15, 2004, plus interest. Final payment is due March 15, 2004, plus interest. The note is secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is guaranteed by two former officers of the Company. The Company is currently in default with respect to the agreement.

5.       Accrued expenses
         ----------------

         Accrued expenses consisted of the following at December 31:

                                                         2003            2002
                                                       ----------   ------------
           Payroll and payroll related liabilities    $   548,195  $     579,535
           Interest                                             -         76,077
           Commission charge-backs                        361,463        942,294
            Professional fees                              35,000              -
                                                       ----------   ------------

                                                      $   944,658  $   1,597,906
                                                       ==========   ============

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

5.       Accrued expenses (continued)
         ----------------------------

         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities is approximately $540,800 of unpaid payroll taxes.

6.       Advances from related parties
         -----------------------------

         Advances  from related  parties  consisted of the following at December
         31:

                                                                                      2003            2002
                                                                                  ------------  --------------
            Advance due to a corporation owned by a former officer
              of the Company, bearing interest at 10% per annum,
              due on demand and unsecured.                                         $    54,000  $     360,549
            Advance due to a former officer of the Company, bearing
              interest at 10% per annum, due on demand and
              unsecured.                                                               732,555        734,322
            Advance due to a former officer of the Company.                                  -          6,287
                                                                                    ----------   ------------

                                                                                   $   786,555  $   1,101,158
                                                                                    ==========   ============

         In January 2002, the Company issued options to the former officer of the Company in consideration for unpaid interest. Accordingly, under APB 25, no expense was recognized. Interest expense on the above advances was approximately $59,500 for 2002, of which approximately $26,600 was recorded as leased car payments under an arrangement with the former officer to pay those payments in lieu of interest.

7.       Loans payable - convertible debentures
         --------------------------------------

         Loans payable - convertible debentures consists of unsecured loans from two individuals whereby the principal of the note is convertible into the Company's common stock at the option of the holder. Interest on borrowings is payable quarterly at a rate of 20% per annum.

         The notes were originally convertible on or after May 13, 2003 at a conversion rate of 75% of the closing bid price of the Company's common stock one trading day prior to conversion. The beneficial conversion feature of the convertible debentures was valued at $20,000 on the date of issuance and was amortized over the original one-year life of the debentures.

         The due date of the convertible debentures was extended to February 13, 2004. In consideration for the extension, the repayment of one of the notes was increased by $5,000 representing additional interest and the Company issued the holders an aggregate of 26,000 shares of its common stock for unpaid interest.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

7.       Loans payable - convertible debentures (continued)
         --------------------------------------------------

         The notes were due in installments of $15,000 on November 13, 2003, $13,750 on December 13, 2003 and January 13, 2004, with final payment due February 13, 2004. The Company is currently in default with respect to the agreement.

         Interest expense was $3,300 for the year ended December 31, 2003 ($12,985 for 2002 and $7,015 was reflected as a deferred interest expense component of equity).

8.       Advances from stockholder
         -------------------------

         Notes payable to stockholder consists of advances from Novanet Media, Inc. for working capital purposes. The advances are unsecured, non-interest bearing and due on demand; however, Novanet Media, Inc. has agreed not to demand repayment of the advances before May 2005 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

9.       Commitments
         -----------

         The Company leases its office facilities under a non-cancelable lease agreement that expires in March 2005. Management of the Company renegotiated the lease and moved to small facilities where the payments are $4,200 per month.

         Future minimum lease payments under the non-cancelable operating lease are as follows:

            Years ending December 31:
            -------------------------
                     2004                                $   50,400
                     2005                                    12,600
                                                          ---------

                                                         $   63,000
                                                          =========

         Rent expense was approximately $181,000 for the year ended December 31, 2003 ($234,000 for 2002).

10.      Capital stock transactions
         --------------------------

         In October 2003 and in connection with the Debt Paydown Agreement, the Company designated 1,000,000 shares of its preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting and dividends accrue at a rate of 10% per annum payable quarterly. Unpaid accrued dividends are cumulative. The Series A Convertible Preferred Stock is convertible all or in part into the number of shares of the Company's common stock equal to 115% of the value of the preferred stock plus any cumulative dividends.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

10.      Capital stock transactions (continued)
         --------------------------------------

         On March 7, 2003, the Company issued 1,250,000 shares of its common stock in exchange for debt of $87,500 owed to the provider of its cellular phone service.

         On April 4, 2003, the Company issued 25,000 shares of its common stock upon signing an investment banking agreement for services. The weighted average issuance price of the shares was $.05 per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees aggregating $1,250 during 2003 as a result of the issuance.

         On September 30, 2003, the Company issued 1,000,000 shares of its common stock to a major shareholder of Novanet Media, Inc. in exchange for management services. The weighted average issuance price of the shares was $.30 per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees aggregating $300,000 during 2003 as a result of the issuance.

         On December 31, 2003, the Company issued 250,000 shares of its common stock to an investment-banking firm for services. The weighted average issuance price of the shares was $1.15 per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees aggregating $287,500 for 2003 as a result of the issuance.

         In December 2003, the Company agreed to issue 440,000 shares of its common stock in exchange for debt of $440,000.

         In December 2003, the Company agreed it issued 8,000,000 shares of its common stock in exchange for a 22% interest in a limited liability company that owns real estate. The weighted average issuance price of the shares was $1.34 per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded $10,700,000 of hold-to-maturity investments as a result of the agreement.

         During 2002, the Company issued 84,000 shares of common stock in exchange for consulting services. The weighted average issuance price of the shares was $.60

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

10.      Capital stock transactions (continued)
         --------------------------------------

         per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees aggregating $50,400 for 2002 as a result of the issuance.

         During 2002, the Company issued 15,000 shares of its common stock and options to purchase 50,000 shares of common stock, having an exercise price of $1.25 per share, in exchange for advisory, investor relations and public relations services. The weighted average issuance price of the shares was $.25 per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees aggregating $23,535 for 2002 as a result of the issuance.

         During 2002, the Company issued 50,000 shares of its common stock and options to purchase 50,000 shares of common stock, having an exercise price of $1.00 per share for an aggregate value of $51,000 in exchange for debt owed for legal services.

         During 2002, the Company issued an aggregate of 400,000 shares of its common stock in connection with an acquisition later rescinded by the Company. The weighted average issuance price of the shares was $.75 per share. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded a loss of $300,000 for 2002 for the issuances.

         During 2002, the Company granted options to non-employees to purchase 3,450,000 shares of its common stock at exercise prices of $.25 and $1.00. The Company recorded professional fees aggregating $295,000 for 2002 as a result of these share grants. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2002:

              Expected life of the option                    1 year to 4 years
              Risk-free interest rate                           1.54% to 4.57%
              Expected volatility                                   0% to 285%
              Expected dividend yield                                       0%

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

11.      Stock based compensation
         ------------------------

         During 2003, the Company issued 1,000,000 shares of its common stock to a former officer as compensation for services through September 14, 2003. The weighted average issuance price of the shares was $.02 per share. Compensation expense of $20,000 was recorded for 2003 for the intrinsic value of the services rendered.

         During 2002, the Company issued an aggregate of 16,000 shares of its common stock to an employee and a member of the Board of Directors as compensation for services. Compensation expense of $23,000 was recorded for 2002 for the intrinsic value of the services rendered.

         During 2002, the Company granted options to purchase 6,350,000 of its common stock to certain employees. The Company applies APB No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, compensation cost has been recognized for options issued to employees only for the intrinsic value of those options in the amount of $11,500,000 for 2002.

         Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 148, the Company's net loss would have changed to the following pro-forma amount for the years ended December 31:

                                                                                 2003              2002
                                                                           ---------------   -----------------
              Net loss as reported                                         $   (1,201,111)    $   (15,873,201)
              Pro-forma effect                                                   (280,000)           (872,000)
                                                                            -------------      --------------

              Pro-forma net loss                                           $   (1,481,111)    $   (16,745,201)
                                                                            =============      ==============

              Basic and diluted net loss per share as reported             $         (.07)    $         (1.11)
              Pro-forma effect                                                       (.02)               (.06)
                                                                            -------------      --------------

              Pro-forma basic and diluted net loss per share               $         (.09)    $         (1.17)
                                                                            =============      ==============

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

12.      Stock options
         -------------

         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the years ended December 31:

                                                                      Weighted                       Weighted
                                                                       average                        average
                                                                      exercise        Shares         exercise
                                                        Shares          price       exercisable        price
                                                   ---------------   -----------  ---------------  -----------
           Outstanding at
              January 1, 2002                           1,300,000      $  .70          1,300,000       $ .70
                                                                                  ===============  ===========
           Granted                                      9,800,000        1.03
           Expired                                     (2,325,000)       1.87
           Exercised                                     (625,000)       1.00
                                                   ---------------
           Outstanding at
              December 31, 2002                         8,150,000         .82          8,150,000       $ .82
                                                                                  ===============  ===========
           Cancelled                                   (5,000,000)          -
            Expired                                      (225,000)        .70
                                                   ---------------
           Outstanding at
              December 31, 2003                         2,925,000      $  .48          2,925,000       $ .48
                                                   ===============   ===========  ===============  ===========

         The Company's stock option outstanding and exercisable at December 31, 2003 is summarized as follows:

                            Options outstanding                                 Options exercisable
          -----------------------------------------------------------  -----------------------------------
                                              Weighted average
                                        -----------------------------                        Weighted
               Range                       remaining      exercise                            average
             of prices      Shares           life           price           Shares        exercise price
          --------------  -----------   --------------  -------------  ---------------   -----------------
            $.04 - $.99    1,625,000        1 year          $.23           1,625,000           $.23
           ============                     =======         ====                               ====
           $.99 - $1.25    1,300,000        2 years         $.91           1,300,000           $.91
           ============    ---------        =======         ====           ---------           ====
           $.04 - $1.25    2,925,000        2 years         $.48           2,925,000           $.48
           ============    =========        =======         ====           =========           ====

13.      Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                                   2003              2002
                                                                             ----------------  ---------------
           Deferred tax asset - net operating loss carryovers                $     6,362,600   $    5,954,400
           Valuation allowance for deferred tax asset                             (6,362,600)      (5,954,400)
                                                                              --------------    -------------

                Net deferred income taxes                                    $             -   $            -
                                                                              ==============    =============

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

13.      Income taxes
         ------------

         As a result of the Company's continued losses and uncertainties surrounding the utilization of the net operating loss carryovers, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003 and 2002.

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

                                                                2003              2002
                                                             -------------  ---------------
           Tax at statutory rates                            $   (408,378)  $   (5,396,888)
           Differences resulting from:
              Non-deductible and other items                          178              (12)
              Change in deferred tax valuation allowance          408,200        5,396,900
                                                             -------------  ---------------

                Provision for income taxes                   $          -   $            -
                                                             =============  ===============

         At December 31, 2003, the Company had net operating loss carryovers of approximately $18,713,500 available to offset future Federal taxable income, if any, expiring through 2023. The utilization of the net operating loss carryovers could be limited due to restrictions imposed under Federal tax laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

14.      Concentrations of credit risk
         -----------------------------

         The Company sold approximately 80% of its products to five customers for 2002. As December 31, 2002, accounts receivable from those customers aggregated approximately $2,326,400.

15.      Settlements
         -----------

         The Company entered into a consulting agreement in September 2002 for advisory, investor relations and public relations services. The consulting firm and the Company have taken the position that the other is in default of the agreement. The Company and the consulting firm reached a settlement in April 2004 whereby the Company will issue 100,000 shares of its common stock granted to the consulting firm under the original consulting agreement; however, the consulting firm is restricted from reselling the shares. Under the terms of the settlement agreement the consulting firm may resell no more than 3,000 share of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days from the date of the settlement. They are further restricted from reselling the Company's common stock until September 13, 2004 at which time they may

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

15.      Settlements (continued)
         -----------------------

         resell no more than 3,000 shares of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days. The settlement had no effect on the accompanying financial statements as the stock options granted under the original consulting agreement where previously reflected.

         In April 2004, the Company agreed to indemnify a former officer of the Company for any loss he sustained in a settlement reached with a cellular phone service provider against IDS and him personally. Under the indemnification, the Company is obligated to pay an aggregate of $72,261 in installments of $5,000 each on or before August 1, 2004 and September 1, 2004 with the balance due October 1, 2004. The indemnification had no effect on the accompanying financial statements as the amount owed to the cellular phone service provider was previously recorded as accounts payable in the records of IDS.

         In April 2004, the Company reached a settlement with a cellular phone service provider whereby the Company has agreed to issue the provider 250,000 shares of common stock previously granted. However, the Company and the cellular phone service provider are currently negotiating mutually acceptable share resale terms. The settlement had no effect on the accompanying financial statements as the stock options granted to the cellular phone service provider where previously reflected.