Form 10QSB
period 2004-03-31
CYBERADS INC
filed 2004-06-04
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.


                        Commission File Number: 000-31451
                                    ---------

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



            21073 Powerline Road, Suit 57, Boca Raton, Florida 33433
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (561) 672 2193
                                ----------------
                           (Issuer's telephone number)




  Check  whether  the  issuer:  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    XX                  No
                              --------                  --------

As of March 31, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 18,325,777 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet for the three months ended
         March 31, 2004 and March 31, 2003...................................  3

         Consolidated Unaudited Statements of Operations for the
                  three months ended March 31, 2004 and March 31, 2003.......  4

         Consolidated Unaudited Statements of Cash Flows for the
                  three months ended March 31, 2004 and March 31, 2003.......  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 12


ITEM 3.  CONTROLS AND PROCEDURES............................................. 14


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 15


SIGNATURES................................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CYBERADS, INC.

                           Consolidated Balance Sheets


                                                                              March 31,          December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                           Assets
                                           ------
Current asset -
   Accounts receivable                                                    $             -      $        20,380

Property and equipment, net                                                        14,171               14,171

Other assets:
   Hold-to-maturity investments                                                10,700,000           10,700,000
   Deposits                                                                         8,585                8,585
                                                                           --------------       --------------
     Total other assets                                                        10,708,585           10,708,585
                                                                           --------------       --------------

                                                                          $    10,722,756      $    10,743,136
                                                                           ==============       ==============
                            Liabilities and Stockholders' Equity
                            ------------------------------------

Current liabilities:
   Outstanding checks in excess of cash in bank                           $        14,774      $         1,207
   Note payable                                                                   109,000              120,000
   Accounts payable                                                               669,448              697,748
   Accrued liabilities                                                            719,886              944,658
   Unearned revenue                                                               130,960              130,960
   Payable to related parties                                                     786,555              786,555
   Loans payable - convertible debentures                                          60,000               60,000
                                                                           --------------       --------------
     Total current liabilities                                                  2,490,623            2,741,128

Payable to stockholder                                                            184,634              157,634


Stockholders' equity:
   Preferred  stock; $.001 par value; authorized 5,000,000 shares, of which 1,000,000 shares has been designated as Series A
    Convertible, issued and outstanding 835,660 shares                                836                  836
   Common stock; $.001 par value; authorized 50,000,000
    shares; issued and outstanding 18,325,777 shares                               18,326               18,326
   Common stock to be issued                                                   11,140,000           11,140,000
   Additional paid in capital                                                  15,399,238           15,399,238
   Retained deficit                                                           (18,510,901)         (18,714,026)
                                                                           --------------       --------------
     Total stockholders' equity                                                 8,047,499            7,844,374
                                                                           --------------       --------------

                                                                          $    10,722,756      $    10,743,136
                                                                           ==============       ==============

                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Operations


                                                                                Three months ended March 31
                                                                          -------------------------------------
                                                                                 2004                2003
                                                                          ------------------  -----------------
Revenues                                                                     $   303,120        $   2,460,950

Cost of revenues                                                                       -              996,147
                                                                              ----------         ------------

Gross profit                                                                     303,120            1,464,803

Selling expenses                                                                       -              614,438

General and administrative expenses                                              104,842            1,135,738
                                                                              ----------         ------------

Net income (loss) from operations                                                198,278             (285,373)

Other income (expenses):
   Other income                                                                    4,847                    -
   Impairment of property and equipment                                                -              (52,313)
   Interest expense and financing costs, net                                           -              (17,597)
                                                                              ----------         ------------
     Total other income (expenses)                                                  4,847             (69,910)
                                                                              -----------        ------------

Net income (loss) before provision for income taxes                              203,125             (355,283)

Provision for income taxes                                                             -                    -
                                                                              ----------         ------------


Net income                                                                   $   203,125        $    (355,283)
                                                                              ==========         ============



Net income (loss) per common share                                           $      .011       $          (.02)
                                                                              ==========        ==============

                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Cash Flows


                                                                              Three months ended March 31
                                                                          -------------------------------------
                                                                                 2004              2003
                                                                          ----------------   ------------------
Cash flows from operating activities:
   Net income (loss)                                                        $    203,125        $  (355,283)
   Adjustment to reconcile net income (loss) to net cash used in operating activities:
     Provision for doubtful accounts                                                   -            364,991
     Impairment of inventories                                                         -            120,879
     Impairment of long-lived assets                                                   -             52,313
     Depreciation                                                                      -              9,997
     Deferred financing costs                                                          -              5,000
     Changes in assets and liabilities:
       Receivables                                                                20,380            605,386
       Inventories                                                                     -             10,500
       Deposits and other assets                                                       -              9,896
       Outstanding checks in excess of cash in bank                               13,567                  -
       Accounts payable                                                          (28,300)          (931,973)
       Accrued liabilities                                                      (224,772)            17,919
                                                                             -----------         ----------
                                                                                 (16,000)           (90,375)

Cash flows from investing activities -
   Capital expenditures                                                                -            (15,001)

Cash flows from financing activities:
   Principal repayments of note payable                                          (11,000)                 -
   Advances received from stockholder                                             27,000                  -
   Cash overdraft                                                                      -            (87,213)
   Principal repayments to related parties                                             -           (207,360)
   Net borrowings from factor                                                          -            399,949
                                                                             -----------         ----------
                                                                                  16,000            105,376
                                                                             -----------         ----------

Net change in cash                                                          $          -        $         -
                                                                             ===========         ==========



Cash paid during the period for interest                                    $          -        $    13,604
                                                                             ===========         ==========
Supplemental disclosure of noncash financing activities -
   Common stock issued in exchange for debt                                 $          -        $    87,500
                                                                             ===========         ==========

                             See accompanying notes.

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


1.       Summary of significant accounting policies
         ------------------------------------------

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

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of CyberAds and its wholly owned subsidiary IDS. All significant intercompany balances have been eliminated in consolidation. The operations of IDS are currently dormant.

         INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of March 31, 2004 and 2003 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         PROPERTY AND EQUIPMENT: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for over the estimated useful life of the assets of five to seven years. Leasehold improvements are amortized over the lesser of the original term of the related lease or their estimated useful life.

         INVESTMENTS: Investments are classified as trading securities, available-for-sale securities, or hold-to-maturity securities. Trading securities be reported at fair market value, with unrealized gains or losses recognized as a component of operating results; available-for-sale securities be reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes) until they are disposed of or sold; at the time of disposal or sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results; and hold-to-maturity securities be reported at amortized cost.

         The Company's hold-to-maturity investments as of December 31, 2003 consisted of a 22% interest in a limited liability company that owns real estate.

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

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

         The Company recorded an impairment loss of $52,313 during the three months ended March 31, 2003 for assets that became idle as a result of staff reductions.

         REVENUE RECOGNITION: In 2004 and 2003, the Company recorded revenue on a "net" basis when contracts are submitted to master dealers. The phones are shipped from the dealers to the subscriber and the Company does not bear the risk of loss on the cellular phone. Revenue is recognized when the master dealer ships the phones to the subscriber.

         In 2003, the Company also recorded revenue on a "gross" basis when contracts are submitted directly to cellular phone service providers. The phones are shipped from the Company to the subscriber and the Company bears the risk of loss on the cellular phone. Under the gross method commission and related cost of goods sold for the cellular phone is recognized when the Company ships the phones.

         STOCK OPTIONS AND WARRANTS: The Company uses a fair value based method of accounting for stock based compensation to employees. The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 18,325,777 for the three months ended March 31, 2004 (14,914,615 for the three months ended March 31, 2003).

         USE OF ESTIMATES: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


2.       Operations
         ----------

         Management of the Company plans to continue to restructure debt, seek profitable products, reduce operating expenses, and seek additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of March 31, 2004 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Note payable
         ------------

         The note payable was due in installments of $5,000 on January 15, 2004 and February 15, 2004, plus interest at the rate of 10% per annum. Final payment was due March 15, 2004. The note is secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is guaranteed by two former officers of the Company. The Company is currently in default with respect to the agreement.

4.       Accrued liabilities
         -------------------

         Accrued expenses consisted of the following at:

                                                         March 31,       December 31,
                                                           2004             2003
                                                       -------------  ----------------
         Payroll and payroll related liabilities        $   612,136      $   548,195
         Commission charge-backs                             72,750          361,463
         Professional fees                                   35,000           35,000
                                                         ----------       ----------

                                                        $   719,886      $   944,658
                                                         ==========       ==========

         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities for 2004 and 2003 is approximately $540,800 of unpaid payroll taxes.

5.       Payable to related parties
         --------------------------

         Advances from related parties consisted of the following at:

                                                                                  March 31,      December 31,
                                                                                    2003             2002
                                                                                -------------  ----------------
              Advance due to a corporation owned by a former
                officer of the Company, bearing interest at 10% per
                annum, due on demand and unsecured                              $    54,000      $    54,000

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


5.       Payable to related parties (continued)
         --------------------------------------

              Advance due to a former officer of the Company,
                bearing interest at 10% per annum, due on demand
                and unsecured                                                        732,555          732,555
                                                                                  ----------       ----------

                                                                                 $   786,555      $   786,555
                                                                                  ==========       ==========

6.       Loans payable - convertible debentures
         --------------------------------------

         Loans payable - convertible debentures consists of unsecured loans from two individuals whereby the principal of the note is convertible into the Company's common stock at the option of the holder. Interest on borrowings is payable quarterly at a rate of 20% per annum. The notes were due in installments of $15,000 on November 13, 2003, $13,750 on December 13, 2003 and January 13, 2004, with final payment due February 13, 2004. The Company is currently in default with respect to the agreements. The notes are convertible into the Company's common stock at a conversion rate of 75% of the closing bid price of the Company's common stock one trading day prior to conversion.

7.       Payable to stockholder
         ----------------------

         The payable to stockholder consists of advances from Novanet Media, Inc. for working capital purposes. The advances are unsecured, non-interest bearing and due on demand; however, Novanet Media, Inc. has agreed not to demand repayment of the advances before May 2005 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

8.       Capital stock transactions
         --------------------------

         On March 7, 2003, the Company issued 1,250,000 shares of its common stock in exchange for debt of $87,500 owed to the provider of its cellular phone service.

9.       Stock options
         -------------

         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the three months ended March 31, 2004:

                                                                      Weighted                       Weighted
                                                                       average                        average
                                                                      exercise        Shares         exercise
                                                        Shares          price       exercisable        price
                                                   ---------------   -----------  ---------------  -----------
             Outstanding at January 1, 2004             2,925,000      $  .48          2,925,000       $ .48
                                                                     ===========  ===============  ===========
             Expired                                     (200,000)     $ 1.00
                                                     -------------   ===========

             Outstanding at March 31, 2004              2,725,000      $  .44          2,725,000       $ .44
                                                     =============   ===========    =============  ===========

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


9.       Stock options (continued)
         -------------------------

         The Company's stock option outstanding and exercisable at March 31, 2004 is summarized as follows:

                                Options outstanding                                 Options exercisable
           --------------------------------------------------------------  -----------------------------------
                                                  Weighted average
                                            -----------------------------                        Weighted
               Range                           remaining      exercise                            average
             of prices          Shares           life           price           Shares        exercise price
           --------------  ---------------  --------------  -------------  ---------------   -----------------
            $.04 - $.99        1,625,000        2 years         $.21           1,625,000           $.21
           ============                         =======          ===                                ===
           $.99 - $1.25        1,100,000        2 years         $.90           1,100,000           $.90
           ============     ------------        =======          ===           ---------            ===
           $.04 - $1.25        2,725,000        2 years         $.44           2,725,000           $.44
           ============     ============        =======          ===           =========            ===

10.      Settlements
         -----------

         The Company entered into a consulting agreement in September 2002 for advisory, investor relations and public relations services. The consulting firm and the Company have taken the position that the other is in default of the agreement. The Company and the consulting firm reached a settlement in April 2004 whereby the Company will issue 100,000 shares of its common stock granted to the consulting firm under the original consulting agreement; however, the consulting firm is restricted from reselling the shares. Under the terms of the settlement agreement the consulting firm may resell no more than 3,000 share of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days from the date of the settlement. They are further restricted from reselling the Company's common stock until September 13, 2004 at which time they may resell no more than 3,000 shares of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days. The settlement had no effect on the accompanying financial statements as the stock options granted under the original consulting agreement where previously reflected.

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

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004

10.      Settlements (continued)
         -----------------------

         The settlement had no effect on the accompanying financial statements as the stock options granted to the cellular phone service provider where previously reflected.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may", "expect", "anticipate", "estimates", or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Three months  ended March 31, 2004  compared to the three months ended March 31,
--------------------------------------------------------------------------------
2003:
-----

         In March 2003, the Company changed their business model whereby cellular phone service providers, or a fulfillment company, began shipping cellular telephones directly to the Company's subscribers, rather than the Company carrying cellular telephone inventories and shipping to the Company's subscribers.

         Also, effective September 9, 2003, all then-existing officers of the Company resigned and were replaced with new management.

         Revenues were $303,120 for the three months ended March 31, 2004 compared to $2,460,950 for the three months ended March 31, 2003. The $2,157,830 decrease reflects the impact of the change in the Company's business model. Under the new model, the Company records revenue on a "net" basis when the master dealers ship the phones to the subscriber. Under the previous business model, the Company recorded revenue on a "gross" basis when the Company shipped the phones. The decrease in revenues also reflects the impact of the elimination of unprofitable products by new management.

          There were no costs of revenues for the three months ended March 31, 2004 compared to $996,147 for the three months ended March 31, 2003. Under the previous business model the Company no longer carries cellular telephone inventories, rather than the Company bearing the risk of loss of the phones.

         There were also no selling expenses for the three months ended March 31, 2004 compared to $614,438 for the three months ended March 31, 2003. The decrease reflects the impact of the change in the Company's business model whereby the service provider is now responsible for handling all order fulfillment processes, customer service, verification and shipping.

         General and administrative expenses were $303,120 for the three months ended March 31, 2004 or 34.6% of revenues compared to $1,135,738 for the three months ended

March 31, 2003 or 46.2% or revenues. The decrease reflects the impact of the change in the Company's business model and the impact of new management reducing overhead.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of March 31, 2004 compared to December 31, 2003:
---------------------------------------------------

         The Company had a working capital deficit of $2,490,623 as of March 31, 2004 compared to a working capital deficit of $2,720,748 as of December 31, 2003. The decrease in the Company's working capital deficit was a result of the Company achieving profitable operations of $198,278 during the three months ended March 31, 2004.

         Since September 2003 when new management began operating the Company approximately $1,483,200 of accounts payable and accrued liabilities have been renegotiated into term debt or converted to capital stock of the Company. New management expects to continue to improve its working capital by restructuring debt, seeking profitable products, reducing overhead, and seeking additional capital until debt can be satisfied and assets recovered through continued profitable operations.

         A major stockholder advanced an additional $27,000 to the Company for working capital purposes during the three months ended March 31, 2004 and as of that date has advanced the Company an aggregate of $184,634. This stockholder has agreed not to demand repayment of the advances before May 2005 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations. However, there can be no assurances that this stockholder will continue to provide advances to the Company.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31. 204, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)              Exhibits.
                 --------

Exhibit
Number           Description of Document

3.1(a)           Articles of Incorporation (Incorporated by reference)

3.1(b) Amendment to Articles of Incorporation (Incorporated by reference)

3.2              ByLaws (Incorporated by reference)

4.0 Description of Series A Convertible Preferred Stock (Incorporated by reference)

31               Rule 13a-14(a)/15d-14(a) Certification

32               Section 1350 Certification


(b)              Reports on Form 8-K.
                 -------------------
                 No reports on Form 8-K were filed during the period covered by this report.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2004               CYBERADS, INC.

                                 By: /s/ WALTER TATUM
                                 --------------------------
                                 Walter Tatum, President