Form 10QSB
period 2004-06-30
CYBERADS INC
filed 2004-08-16
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

As of June 30, 2004 , the number of outstanding shares of the issuer's common stock, $.001 par value, was 18,925,777 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ............................................... 3

         Consolidated Unaudited Balance Sheet as of June 30, 2004............ 3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended June 30, 2004 and June 30, 2003............. 4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarter ended June 30, 2004................................ 5

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


ITEM 3.  CONTROLS AND PROCEDURES............................................. 14


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 15


SIGNATURES................................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CYBERADS, INC.

                           Consolidated Balance Sheets

                                                                              June 30,           December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                     Assets
Current asset -
   Accounts receivable                                                    $             -      $        20,380

Property and equipment, net                                                        14,171               14,171

Other assets:
   Hold-to-maturity investments                                                10,700,000           10,700,000
   Deposits                                                                         8,585                8,585
                                                                           --------------       --------------
     Total other assets                                                        10,708,585           10,708,585
                                                                           --------------       --------------

                                                                          $    10,722,756      $    10,743,136
                                                                           ==============       ==============
                      Liabilities and Stockholders' Equity

Current liabilities:
   Outstanding checks in excess of cash in bank                           $        14,774      $         1,207
   Note payable                                                                   109,000              120,000
   Accounts payable                                                               814,448              697,748
   Accounts payable to cellular phone service provider                            203,710              492,423
   Accrued payroll and payroll related liabilities                                614,143              548,195
   Other accrued liabilities                                                       38,993               35,000
   Payable to related parties                                                     786,555              786,555
   Loans payable - convertible debentures                                          60,000               60,000
                                                                           --------------       --------------
     Total current liabilities                                                  2,641,623            2,741,128

Payable to stockholder                                                            204,634              157,634


Stockholders' equity:
  Preferred stock; $.001 par value; authorized 5,000,000 shares, of which 1,000,000 shares has been designated as Series A
   Convertible, shares issued and outstanding 835,660                                836                  836
  Common stock; $.001 par value; shares authorized 50,000,000;
   shares issued and outstanding 18,925,777 in 2004
   (18,325,777 in 2003)                                                           18,926               18,326
  Common stock to be issued                                                   11,140,050           11,140,000
  Additional paid in capital                                                  15,653,088           15,399,238
  Retained deficit                                                           (18,936,401)         (18,714,026)
                                                                           --------------       --------------
     Total stockholders' equity                                                 7,876,499            7,844,374
                                                                           --------------       --------------

                                                                          $    10,722,756      $    10,743,136
                                                                           ==============       ==============

                            See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Operations


                                             Three months ended June 30            Six months ended June 30
                                        -----------------------------------   ---------------------------------
                                               2004              2003               2004              2003
                                        ----------------   ----------------   ----------------  ---------------
Revenues                                   $         -      $   1,115,845       $    303,120     $   3,576,875

Cost of revenues                                     -             (9,611)                 -           986,616
                                            ----------       ------------        -----------      ------------

Gross profit                                         -          1,125,456            303,120         2,590,259

Operating expenses:
   Selling                                           -            448,449                  -         1,062,887
   General and administrative                  419,500            449,749            524,342         1,637,800
                                            ----------       ------------        -----------      ------------
     Total operating expenses                  419,500            898,198            524,342         2,700,687
                                            ----------       ------------        -----------      ------------

Net income (loss) from operations             (419,500)           227,258           (221,222)         (110,428)

Other income (expenses):
   Other income                                      -              1,965              4,847             2,972
   Interest expense and financing
    costs, net                                  (6,000)           (10,653)            (6,000)          (29,257)
                                            ----------       ------------        -----------      ------------
     Total other expenses                       (6,000)            (8,688)            (1,153)          (26,285)
                                            ----------       ------------        -----------      ------------

Net income (loss) before provision for
  income taxes                                (425,500)           218,570           (222,375)         (136,713)

Provision for income taxes                           -                  -                  -                 -
                                            ----------       ------------        -----------      ------------


Net Income (loss)                          $  (425,500)     $     218,570       $   (222,375)    $    (136,713)
                                            ==========       ============        ===========      ============



Net income (loss) per common share       $        (.023)    $        .013       $       (.012)   $       (.009)
                                          =============      ============        ============     ============

                            See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Cash Flows

                                             Three months ended June 30            Six months ended June 30
                                        -----------------------------------   ---------------------------------
                                               2004              2003               2004              2003
                                        ----------------   ----------------   ----------------  ---------------
Cash flows from operating activities:
   Net income (loss)                       $  (425,500)     $     218,570       $   (222,375)    $   (136,713)
   Adjustment to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
     Provision (benefit) for
      doubtful accounts                              -                  -                  -          364,991
     Impairment of inventories                       -                  -                  -          120,879
     Impairment of long-lived assets                 -             46,332                  -           98,645
     Depreciation                                    -              9,496                  -           19,493
     Deferred financing costs                        -              2,015                  -            7,015
     Common stock issued for in
      exchange for compensation
      and services                             189,500                  -            189,500                -
     Changes in assets and liabilities:
       Receivables                                   -            (35,679)            20,380          569,707
       Inventories                                   -              6,828                  -           17,328
       Deposits and other assets                     -             13,472                  -           23,368
       Outstanding checks in
        excess of cash in bank                       -            (25,436)            13,567         (112,649)
       Accounts payable                        145,000            216,260           (172,013)        (717,747)
       Accrued liabilities                       6,000            (23,300)            69,941           (4,381)
                                            ----------        -----------        -----------      -----------
                                               (85,000)           428,558           (101,000)         249,936
 Cash flows from investing activities -
   Capital expenditures                              -                  -                  -          (13,967)
Cash flows from financing activities:
   Principal repayments of note payable              -                  -            (11,000)               -
   Advances received from stockholder           20,000                  -             47,000                -
   Principal repayments to related parties           -                  -                  -         (207,360)
   Proceeds from stock options exercised        65,000                  -             65,000                 -
   Net borrowings from factor                        -           (399,949)                 -                -
                                            ----------        -----------        -----------      -----------
                                                85,000           (399,949)           101,000         (207,360)
                                            ----------        -----------        -----------      -----------
Net change in cash                                                 28,609                  -           28,609
Cash at beginning of period                          -                  -                  -                -
                                            ----------        -----------        -----------      -----------

Cash at end of period                      $         -       $     28,609       $          -     $     28,609
                                            ==========        ===========        ===========      ===========

                            See accompanying notes.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2004


1. Summary of significant accounting policies
         Business: CyberAds, Inc. ("CyberAds") was incorporated in the state of Florida on April 12, 2000. The Company earns commissions from selling approved contracts to subscribers for cellular telephone service. Commissions are received either from master dealers or cellular phone service providers, not the subscriber. Applications for cellular telephone services are obtained from advertising banners placed at various websites. The Company does business with cellular phone service providers as well as master dealers that have contracted with various other carriers and with several website hosts, who receive a commission for each completed contract for cellular phone service.

         Principles of consolidation: The accompanying consolidated financial statements include the accounts of CyberAds and it's wholly owned subsidiary IDS. All significant intercompany balances have been eliminated in consolidation. The operations of IDS are currently dormant.

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of June 30, 2004 and 2003 and for the three and six months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for over the estimated useful life of the assets of five to seven years. Leasehold improvements are amortized over the lesser of the original term of the related lease or their estimated useful life.

         Investments: Investments are classified as trading securities, available-for-sale securities, or hold-to-maturity securities. Trading securities are reported at fair market value, with unrealized gains or losses recognized as a component of operating results; available-for-sale securities are reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes) until they are disposed of or sold; at the time of disposal or sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results; and hold-to-maturity securities are reported at amortized cost.

         The Company's hold-to-maturity investments as of December 31, 2003 consisted of a 22% interest in a limited liability company that owns real estate.

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 June 30, 2004


1. Summary of significant accounting policies (continued)

         Impairment of long-lived assets: The Company assess' the recoverability of long-lived assets under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The Company recorded an impairment loss during the three months ended June 30, 2003 of $46,332 and during the six months ended June 30, 2003 of $98,645 for assets that became idle as a result of staff reductions.

         Revenue recognition: In 2004 and 2003, the Company recorded revenue on a "net" basis when contracts are submitted to master dealers. The phones are shipped from the dealers to the subscriber and the Company does not bear the risk of loss on the cellular phone. Revenue is recognized when the master dealer ships the phones to the subscriber.

         In 2003, the Company also recorded revenue on a "gross" basis when contracts were submitted directly to cellular phone service providers. The phones were shipped from the Company to the subscriber and the Company bore the risk of loss on the cellular phone. Under the gross method commission and related cost of goods sold for the cellular phone was recognized when the Company shipped the phones.

         Stock options and warrants: The Company uses a fair value based method of accounting for stock based compensation to employees. The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         Net income (loss) per common share: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 18,799,403 for the three months ended June 30, 2004 (16,532,469 for the three months ended June 30, 2003) and 18,562,590 for the six months ended June 30, 2004 (15,822,843 for the six months ended June 30, 2003).

          Use of estimates: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 June 30, 2004


2.       Operations
         ----------
         Management of the Company plans to continue to restructure debt, seek profitable products, reduce operating expenses, and seek additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of June 30, 2004 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

 3.      Cash flows
         ----------
         Supplemental disclosure of cash flow information is as follows:

                                                  Three months ended          Six months ended
                                                        June 30                    June 30
                                                ----------------------   ----------------------
                                                   2004        2003         2004      2003
                                                ---------   ----------   ----------  ----------
           Cash paid during the period for -
              Interest                          $      -    $       -    $       -   $  13,604
                                                 =======     ========     ========    ========

4.       Note payable
         ------------
         The note payable was due in installments of $5,000 on January 15, 2004 and February 15, 2004, plus interest at the rate of 10% per annum. Final payment was due March 15, 2004. The note is secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is guaranteed by two former officers of the Company. The Company is currently in default with respect to the agreement.

5.       Payable to related parties
         --------------------------
         Advances from related parties consisted of the following at:

                                                                       June 30,       December 31,
                                                                         2004             2002
                                                                      ------------  ----------------
              Advance due to a corporation owned by a former
               officer of the Company, bearing interest at 10% per
               annum, due on demand and unsecured                     $   54,000       $    54,000

              Advance due to a former officer of the Company,
               bearing interest at 10% per annum, due on demand
               and unsecured                                             732,555          732,555
                                                                       ----------       ----------

                                                                      $  786,555      $   786,555
                                                                       ==========       ==========

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 June 30, 2004


6. Loans payable - convertible debentures
         Loans payable - convertible debentures consists of unsecured loans from two individuals whereby the principal of the note is convertible into the Company's common stock at the option of the holder. Interest on borrowings is payable quarterly at a rate of 20% per annum. The notes were due in installments of $15,000 on November 13, 2003, $13,750 on December 13, 2003 and January 13, 2004, with final payment due February 13, 2004. The Company is currently in default with respect to the agreements. The notes are convertible into the Company's common stock at a conversion rate of 75% of the closing bid price of the Company's common stock one trading day prior to conversion.

7.       Payable to stockholder
         The payable to stockholder consists of advances from Novanet Media, Inc. for working capital purposes. The advances are unsecured, non-interest bearing and due on demand; however, Novanet Media, Inc. has agreed not to demand repayment of the advances before August 2005 and unless cash is available from operations or a merger, capital stock exchange, asset acquisition, or other business combination.

8.       Contingencies
         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at June 30, 2004 and December 31, 2003 is approximately $540,800 of unpaid payroll taxes.

9.       Stock options
         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the six months ended June 30, 2004:

                                                                 Fixed Plan
                                           --------------------------------------------------------
                                                           Weighted                       Weighted
                                                            average                        average
                                                           exercise        Shares         exercise
                                              Shares         price       exercisable        price
                                           ------------   -----------  ---------------  -----------
         Outstanding at January 1, 2004      2,925,000      $  .48
                                                             =====
            Exercised                          500,000         .13
                                                             =====
            Cancelled                          225,000         .25
                                                             =====
            Expired                           (300,000)      1.04
                                           -----------       ====

         Outstanding at June 30, 2004        1,900,000      $  .51          1,900,000       $ .51
                                           ===========       =====       ============        ====

         The Company's stock option outstanding and exercisable at June 30, 2004 is summarized as follows:

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 June 30, 2004


9. Stock options (continued)
                                   Fixed Plan
         -----------------------------------------------------------------------
                      Options outstanding                 Options exercisable
         --------------------------------------------  -------------------------
                                   Weighted average
                                 --------------------               Weighted
             Range                remaining  exercise                average
           of prices   Shares       life      price     Shares    exercise price
         ------------ ---------  ----------- --------  ---------  --------------
         $.04 - $ .99 1,200,000  1 yr. 8 mo.  $   .27  1,200,000    $   .27
          ===========            ===========   ======                ======
         $.99 - $1.25   700,000  1 yr. 5 mo.  $  1.03    700,000    $  1.03
         ============ ---------  ===========     ====  ---------       ====
         $.04 - $1.25 1,900,000  1 yr. 6 mo.  $   .51  2,725,000    $   .51
         ============ =========  ===========   ======  =========     ======

10.      Settlements
         The Company entered into a consulting agreement in September 2002 for advisory, investor relations and public relations services. The consulting firm and the Company have taken the position that the other is in default of the agreement. The Company and the consulting firm reached a settlement in April 2004 whereby the Company agreed to issue 100,000 shares of its common stock granted to the consulting firm under the original consulting agreement; however, the consulting firm is restricted from reselling the shares. Under the terms of the settlement agreement the consulting firm may resell no more than 3,000 share of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days from the date of the settlement. They are further restricted from reselling the Company's common stock until September 13, 2004 at which time they may resell no more than 3,000 shares of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days. The Company recorded settlement expenses aggregating $110,000 as a result of the agreement. Management of the Company valued the shares issued at $1.10 per share, the closing bid price of the Company's common stock on the date of the agreement. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         On April 27, the Company issued 50,000 shares of its common stock in accordance with the terms of the agreement. The Company has reserved an additional 50,000 shares of its common stock for issuance under the agreement.

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

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 June 30, 2004


11.      Subsequent events
         Effective August 1, 2004, the Company renegotiated $185,192 of accounts payable to a cellular phone service provider to an unsecured promissory note requiring the Company to repay the amount in two installments of $92,596 each, plus interest at 1.5% per month on the outstanding balance, due on December 1, 2004 and July 1, 2005.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

RESULTS OF OPERATIONS
Six months ended June 30, 2004 compared to the six months ended June 30, 2003 and three months ended June 30, 2004 compared to the three months ended June 30, 2003:

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

         Revenues were $303,120 for the six months ended June 30, 2004 compared to $3,576,875 for the six months ended June 30, 2003. The $3,273,755 decrease reflects the impact of the change in the Company's business model. Under the new model, the Company records revenue on a "net" basis when the master dealers ship the phones to the subscriber. Under the previous business model, the Company recorded revenue on a "gross" basis when the Company shipped the phones. The decrease in revenues also reflects the impact of the elimination of unprofitable products by new management.

         The Company had no revenues for the three months ended June 30, 2004 compared to $1,115, 845 for the three months ended June 30, 2003. Management of the Company has devoted all of there efforts during the three months ended June 30, 2004 toward restructuring debt and settling claims.

          There were no costs of revenues for the six months ended June 30, 2004 compared to $986,616 for the six months ended June 30, 2003. Under the new business model the Company no longer carries cellular telephone inventories.

         There were also no selling expenses for the six months ended June 30, 2004 compared to $1,062,887 for the six months ended June 30, 2003. The decrease reflects the impact of the change in the Company's business model whereby the service provider is now responsible for handling all order fulfillment processes, customer service, verification and shipping.

         General and administrative expenses were $524,342 for the six months ended June 30, 2004 compared to $1,637,800 for the six months ended June 30, 2003. The decrease reflects the impact of the change in the Company's business model and the impact of new management reducing overhead.

         General and administrative expenses were $419,500 for the three months ended June 30, 2004 compared to $449,749 for the three months ended June 30, 2003. Losses from settlements of claims against the Company aggregated $254,500 during the three months ended June 30, 2004 that the Company believes will not reoccur along with legal costs of $37,000 relating to those settlements.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 compared to December 31, 2003:

         The Company had a working capital deficit of $2,641,623 as of June 30, 2004 compared to a working capital deficit of $2,720,748 as of December 31, 2003. The decrease in the Company's working capital deficit of $79,125 was a result of the Company raising $65,000 from the exercise of stock options and $47,000 of advances from a stockholder.

         Since September 2003 when new management began operating the Company approximately $1,668,400 of accounts payable and accrued liabilities have been renegotiated into term debt or converted to capital stock of the Company. New management expects to continue to improve its working capital by restructuring debt, seeking profitable products, reducing overhead, and seeking additional capital until debt can be satisfied and assets recovered through continued profitable operations.

         A major stockholder advanced an additional $20,000 to the Company for working capital purposes during the three months ended June 30, 2004 and as of that date has advanced the Company an aggregate of $204,634. This stockholder has agreed not to demand repayment of the advances before August 2005 and unless cash is available from operations or from a merger, capital stock exchange, asset acquisition, or other business combination. There can be no assurances that this stockholder will continue to provide advances to the Company.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Date: August 16, 2004               CYBERADS, INC.

                                 By: /s/ WALTER TATUM
                                 --------------------------
                                 Walter Tatum, President