Form 10QSB
period 2004-09-30
CYBERADS INC
filed 2004-11-17
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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



               370 Amapola Ave. # 202, Torrance, California 90501
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

As of September 30, 2004 , the number of outstanding shares of the issuer's common stock, $.001 par value, was 22,925,777 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ............................................... 3

         Consolidated Unaudited Balance Sheet as of September 30, 2004....... 3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended September 30, 2004 and September 30, 2003... 4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarter ended September 30, 2004........................... 5

         Notes to Consolidated Financial Statements.......................... 7


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


ITEM 3.  CONTROLS AND PROCEDURES............................................. 14


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 15


SIGNATURES................................................................... 15

                                 CYBERADS, INC.

                           Consolidated Balance Sheets
                             See accompanying notes.

                                                                            September 30,        December 31,
                                                                                2004               2003
                                                                         -----------------    ----------------
                                         Assets
Current asset -
   Accounts receivable                                                    $             -     $        20,380

Property and equipment, net                                                        14,171              14,171

Other assets:
   Investments                                                                 10,700,000          10,700,000
   Deposits                                                                         8,585               8,585
                                                                           --------------      --------------
     Total other assets                                                        10,708,585          10,708,585
                                                                           --------------      --------------

                                                                          $    10,722,756     $    10,743,136
                                                                           ==============      ==============

                          Liabilities and Stockholders' Equity
                          ------------------------------------
Current liabilities:
   Outstanding checks in excess of cash in bank                           $        14,774     $         1,207
   Notes payable                                                                  294,192             120,000
   Accounts payable                                                               814,447             697,748
   Accounts payable to cellular phone service provider                                  -             492,423
   Accrued payroll and payroll related liabilities                                614,143             548,195
   Other accrued liabilities                                                       38,993              35,000
   Payable to related parties                                                     786,555             786,555
   Loans payable - convertible debentures                                          60,000              60,000
                                                                           --------------      --------------
     Total current liabilities                                                  2,623,104           2,741,128

Payable to stockholder                                                                  -             157,634

Stockholders' equity:
   Preferred stock; $.001 par value; authorized 5,000,000
    shares, of which 1,000,000 shares has been designated
    as Series A Convertible, shares issued and outstanding
    835,660                                                                           836                 836
   Common stock; $.001 par value; shares authorized
    50,000,000; shares issued and outstanding 22,925,777 in
    2004 (18,325,777 in 2003)                                                      22,926              18,326
   Common stock to be issued                                                    9,802,550          11,140,000
   Additional paid in capital                                                  17,450,885          15,399,238
   Retained deficit                                                          (19,177,545)         (18,714,026)
                                                                           --------------      --------------
     Total stockholders' equity                                                 8,099,652           7,844,374
                                                                           --------------      --------------

                                                                          $    10,722,756     $    10,743,136
                                                                           ==============      ==============

                                 CYBERADS, INC.
                      Consolidated Statements of Operations

                                               Three months ended                    Nine months ended
                                                  September 30                         September 30
                                        ---------------------------------  -----------------------------------
                                              2004              2003              2004               2003
                                        ---------------   ---------------  -----------------  ----------------
Revenues                                 $          -      $    320,700     $      303,120     $   3,897,574

Cost of revenues                                    -           162,146                  -         1,153,862
                                        ---------------   ---------------  -----------------  ----------------

Gross profit                                        -           158,554            303,120         2,743,712

Operating expenses:
   Selling                                          -           285,690                  -         1,348,577
   General and administrative                 231,482           535,796            755,824         2,173,595
                                        ---------------   ---------------  -----------------  ----------------

     Total operating expenses                 231,482           821,486            755,824         3,522,172
                                        ---------------   ---------------  -----------------  ----------------

Net loss from operations                     (231,482)         (662,932)          (452,704)         (778,460)

Other income (expenses):
   Other income (expense)                           -           (41,274)             4,847           (38,396)
   Interest expense and financing
    costs, net                                 (9,663)         (101,252)           (15,663)         (130,415)
                                        ---------------   ---------------  -----------------  ----------------

     Total other income
      (expenses)                               (9,663)         (142,526)           (10,816)         (168,811)
                                        ---------------   ---------------  -----------------  ----------------

Net loss before provision for income taxes   (241,145)         (805,458)          (463,520)         (947,271)

Provision for income taxes                          -                 -                  -                 -
                                        ---------------   ---------------  -----------------  ----------------


Net loss                                 $   (241,145)     $   (805,458)    $     (463,520)    $    (947,271)
                                        ===============   ===============  =================  ================



Net loss per common share                $      (.012)     $      (.050)    $        (.024)    $       (.066)
                                        ===============   ===============  =================  ================

                                 CYBERADS, INC.
                      Consolidated Statements of Cash Flows
                               September 30, 2004

                                               Three months ended                    Nine months ended
                                                  September 30                         September 30
                                        ---------------------------------  -----------------------------------
                                              2004              2003              2004               2003
                                        ---------------   ---------------  ----------------   ----------------
Cash flows from operating activities:
   Net loss                              $   (241,145)      $  (805,458)     $   (463,520)     $     (947,271)
   Adjustment to reconcile net
    loss to net cash used in
    operating activities:
     Provision for doubtful accounts                -                 -                 -             364,991
     Impairment of inventories                      -                                   -             120,879
     Impairment of long-lived assets                -            92,317                 -             190,962
     Depreciation                                   -                 -                 -              19,493
     Deferred financing costs                       -                 -                 -               7,015
     Common stock issued for in
      exchange for compensation
      and services                            250,000                 -           439,500                   -
     Common stock issued for
      interest                                  9,663                 -             9,663                   -
     Changes in assets and
      liabilities:
       Receivables                                  -           139,062            20,380             708,769
       Inventories                                  -            18,027                 -              35,355
       Deposits and other assets                    -           190,547                 -             167,932
       Outstanding checks in
        excess of cash in bank                      -                 -            13,567            (112,649)
       Accounts payable                       (18,518)          403,469          (190,531)         (1,372,131)
       Accrued liabilities                          -           (77,401)           69,941             134,838
                                        ---------------   ---------------  ----------------   ----------------
                                                    -           (39,437)         (101,000)           (681,817)
Cash flows from investing
 activities - capital expenditures                  -                 -                 -             (13,967)

Cash flows from financing
 activities:
  Borrowings from notes payable                     -            72,000                 -              72,000
  Principal repayments of note
   payable                                          -                 -           (11,000)                  -
  Advances from stockholder
   and related parties                              -                 -            47,000             281,100
  Proceeds from stock options
   exercised                                        -                 -            65,000
  Net borrowings from factor                        -            42,806                 -             446,662
                                        ---------------   ---------------  ----------------   ----------------
                                                    -           114,806           101,000             799,762
                                        ---------------   ---------------  ----------------   ----------------

Net increase in cash                     $          -       $    75,369      $          -      $      103,978
                                        ===============   ===============  ================   ================


                             Continued on next page.

                                 CYBERADS, INC.

                               September 30, 2004
                             See accompanying notes.

                                               Three months ended                    Nine months ended
                                                  September 30                         September 30
                                        ---------------------------------  -----------------------------------
                                              2004              2003              2004               2003
                                        ---------------   ---------------  ----------------   ----------------
Net increase in cash                     $          -       $    75,369      $          -      $      103,978
Cash at beginning of period                         -            28,609                 -                   -
                                        ---------------   ---------------  ----------------   ----------------

Cash at end of period                    $          -       $   103,978      $          -      $      103,978
                                        ===============   ===============  ================   ================


Supplement schedule of
 noncash investing and
 financing activities:

   Common stock issued in
    exchange for payable to
    stockholder                          $    204,634       $          -     $    204,634      $            -
                                        ===============   ===============  ================   ================

   Accounts payable to supplier
    converted to note payable            $    185,192       $          -     $    185,192      $            -
                                        ===============   ===============  ================   ================

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BUSINESS: CyberAds, Inc. ("CyberAds") was incorporated in the state of Florida on April 12, 2000. The Company earns commissions from selling approved contracts to subscribers for cellular telephone service. Commissions are received either from master dealers or cellular phone service providers, not the subscriber. Applications for cellular telephone services are obtained from advertising banners placed at various websites. The Company does business with cellular phone service providers as well as master dealers that have contracted with various other carriers and with several website hosts who receive a commission for each completed contract for cellular phone service. The Company has been idle during the three months ended September 30, 2004 and management has devoted their attention toward restructuring debt and seeking profitable products.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of CyberAds and it's wholly owned subsidiary IDS, Inc. ("IDS"). All significant intercompany balances have been eliminated in consolidation. The operations of IDS are currently idle.

         INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of September 30, 2004 and 2003 and for the three and nine months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         INVESTMENTS:  The  Company's  investments  as of September 30, 2004 and
         December 31, 2003 consisted of a 22% interest in a limited liability company that owns real estate. The Company uses the equity method of accounting for its investment in this company.

         IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses the recoverability of long-lived assets under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         The Company recorded an impairment loss during the three months ended September 30, 2003 of $92,317 and during the nine months ended September 30, 2003 of $190,962 for assets that became idle as a result of staff reductions.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         REVENUE RECOGNITION: In 2004 and 2003, the Company recorded revenue on a "net" basis when contracts were submitted to master dealers. The phones are shipped from the dealers to the subscriber and the Company does not bear the risk of loss on the cellular phone. Revenue is recognized when the master dealer ships the phones to the subscriber.

         In 2003, the Company also recorded revenue on a "gross" basis when contracts were submitted directly to cellular phone service providers. The phones were shipped from the Company to the subscriber and the Company bore the risk of loss on the cellular phone. Revenue was recognized when the phones were shipped along with commissions and related cost of goods sold for the cellular phone.

         STOCK OPTIONS AND WARRANTS: The Company uses a fair value based method of accounting for stock based compensation to employees. The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 20,208,386 for the three months ended September 30, 2004 and 19,115,193 for the nine months ended September 30, 2004.

         USE OF ESTIMATES: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       OPERATIONS
         ----------

         Management of the Company plans to continue to restructure debt, seek profitable products, reduce operating expenses, and seek additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of September 30, 2004 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

 3.      CASH FLOWS
         ----------

         Supplemental disclosure of cash flow information was as follows:

                                                            Three months ended            Nine months ended
                                                               September 30                 September 30
                                                       ---------------------------   --------------------------
                                                            2004         2003             2004         2003
                                                       ------------   ------------   ------------  ------------
           Cash paid during the period for -
              Interest                                    $      -      $       -      $       -     $  13,604
                                                       ============   ============   ============  ============

4.       NOTES PAYABLE
         -------------

         Notes payable consisted of the following:

                                                                             September 30,       December 31,
                                                                                2004               2003
                                                                         -----------------   -----------------
           Note payable; was due in installments of $5,000 on
           January 15, 2004 and February 15, 2004 with final
           payment due March 15, 2004, plus interest at 10%
           per annum; secured by all of the Company's
           accounts receivable, inventories, and computer
           hardware and software and is personally
           guaranteed by two former officers of the Company.                $   109,000         $   120,000

           Note payable to cellular phone service provider;
           due in installments of $92,596 payable on January
           2, 2005 and August 2, 2005, plus interest at 1 1/2%
           per month.                                                           185,192                   -
                                                                         -----------------   -----------------

           Total notes payable                                              $   294,192         $   120,000
                                                                         =================   =================

           The Company is currently in default with the repayment terms of the installment note.

5.       PAYABLE TO RELATED PARTIES
         --------------------------

         Advances from related parties consisted of the following:

                                                                            September 30,      December 31,
                                                                                2004               2003
                                                                         -----------------   -----------------
              Advance due to a corporation owned by a former
               officer of the Company, bearing interest at 10%
               per annum, due on demand and unsecured                       $    54,000         $    54,000
                                                                         -----------------   -----------------

5.       PAYABLE TO RELATED PARTIES (CONTINUED)
         --------------------------------------
                                                                            September 30,      December 31,
                                                                                2004               2003
                                                                         -----------------   -----------------
              Advance due to a former officer of the Company,
               bearing interest at 10% per annum, due on
               demand and unsecured                                         $   732,555         $   732,555
                                                                         -----------------   -----------------

              Total payable to related parties                              $   786,555         $   786,555
                                                                         =================   =================

6.       LOANS PAYABLE - CONVERTIBLE DEBENTURES
         --------------------------------------

         Loans payable - convertible debentures consists of unsecured loans from two individuals whereby the principal of the note is convertible into the Company's common stock at the option of the holder. Interest on borrowings is payable quarterly at a rate of 20% per annum. The notes were due in installments of $15,000 on November 13, 2003, $13,750 on December 13, 2003 and January 13, 2004, with final payment due February 13, 2004. The Company is currently in default with the repayment terms of the agreements. The notes are convertible into the Company's common stock at a conversion rate of 75% of the closing bid price of the Company's common stock one trading day prior to conversion.

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at September 30, 2004 and December 31, 2003 is approximately $540,800 of unpaid payroll taxes.

         In April 2004, the Company agreed to indemnify a former officer of the Company for any loss he sustained in a settlement reached with a cellular phone service provider against IDS and him personally. Under the indemnification, the Company was obligated to pay an aggregate of $72,261 in installments of $5,000 each on or before August 1, 2004 and September 1, 2004 with the balance due October 1, 2004. The indemnification had no effect on the accompanying financial statements as the amount owed to the cellular phone service provider was previously recorded as accounts payable in the records of IDS.

         The Company is currently in negotiations with an individual who has threatened a lawsuit against the Company, a former officer and a cellular phone service provider. The Company has offered to issue the individual 250,000 shares of common stock to settle any claims he may have against the Company. This individual has verbally accepted the settlement offer. The Company has reserved 250,000 shares of common stock to be issued under this settlement offer.

         A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that they owe

         -----------------------------------------

         the amount and intends to vigorously defend the claim. The claim has not been recorded in the accompanying consolidated financial statements due to the uncertainty of the matter.

8.       COMMON STOCK TRANSACTIONS
         -------------------------

         On May 19, 2004, the Company issued 50,000 shares of its common stock to a former officer of the Company in lieu of compensation. The shares were valued at $1.59, the closing bid price of the Company's common stock on the date of issuance. The Company record compensation expense of $79,500 as a result of the issuance.

         On August 31, 2004, the Company issued 1,000,000 shares of its common stock to a major shareholder of Novanet Media, Inc. in exchange for consulting services. The shares were valued at $.25 per share which represented a 12% discount from the closing bid price of the common stock on the date of issuance. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees of $250,000 as a result of the issuance.

         On September 2, 2004, the Company issued 2,000,000 share of its common stock to a major shareholder in exchange for $204,634 of working capital advances. The shares were valued at $.107 per share which represented a 68% discount from the closing bid price of the common stock on the date of issuance. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company also recorded imputed interest of $9,663 as a result of the exchange.

9.       Stock options
         -------------

         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the nine months ended September 30, 2004:

                                                                             Fixed Plan
                                                   -----------------------------------------------------------
                                                                      Weighted                       Weighted
                                                                       average                        average
                                                                      exercise        Shares         exercise
                                                        Shares          price       exercisable        price
                                                   ---------------   -----------  ---------------  -----------
           Outstanding at January 1, 2004               2,925,000      $  .48
                                                                     ===========
              Exercised                                  (500,000)        .13
                                                                     ===========
              Cancelled                                  (225,000)        .25
                                                                     ===========
              Expired                                    (300,000)       1.04
                                                                     ===========
           Outstanding at September 30, 2004            1,900,000      $  .51          1,900,000       $ .51
                                                   ===============   ===========  ===============  ===========

         -------------------------

         The Company's stock option outstanding and exercisable at September 30, 2004 is summarized as follows:

                                                       Fixed Plan
          ----------------------------------------------------------------------------------------------------
                                Options outstanding                                 Options exercisable
          ---------------------------------------------------------------  -----------------------------------
                                                  Weighted average
                                            -----------------------------                        Weighted
               Range                           remaining      exercise                            average
             of prices          Shares           life           price           Shares        exercise price
          ---------------  ---------------  --------------  -------------  ---------------   -----------------
            $.04 - $.99        1,200,000      1 yr. 5 mo.      $   .27          1,200,000         $   .27
          ===============                   ==============  =============                    =================
           $.99 - $1.25          700,000      1 yr. 2 mo.      $  1.03            700,000         $  1.03
          ===============  ---------------  ==============  =============  ---------------   =================
           $.04 - $1.25        1,900,000      1 yr. 3 mo.      $   .51          1,900,000         $    .5

10.      SETTLEMENT
         ----------

         The Company entered into a consulting agreement in September 2002 for advisory, investor relations and public relations services. The consulting firm and the Company have taken the position that the other is in default of the agreement. The Company and the consulting firm reached a settlement in April 2004 whereby the Company agreed to issue 100,000 shares of its common stock granted to the consulting firm under the original consulting agreement; however, the consulting firm was restricted from reselling the shares. Under the terms of the settlement agreement the consulting firm could resell no more than 3,000 share of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days from the date of the settlement. They were further restricted from reselling the Company's common stock until September 13, 2004 at which time they could resell no more than 3,000 shares of the Company's common stock per week and no more than an aggregate of 50,000 shares over a period of 120 days. The Company recorded settlement expenses aggregating $110,000 as a result of the agreement in April 2004.

         Management of the Company valued the shares issued at $1.10 per share, the closing bid price of the Company's common stock on the date of the agreement. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         On April 27, 2004 the Company issued 50,000 shares of its common stock in accordance with the terms of the settlement. The Company has reserved an additional 50,000 shares of its common stock for issuance under the settlement.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

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

Revenues were $303,120 for the nine months ended September 30, 2004 compared to $3,897,574 for the nine months ended September 30, 2003. The $3,594,454 decrease reflects the impact of the change in the Company's business model. Under the new model, the Company records revenue on a "net" basis when the master dealers ship the phones to the subscriber. Under the previous business model, the Company recorded revenue on a "gross" basis when the Company shipped the phones. The decrease in revenues also reflects the impact of the elimination of unprofitable products by new management.

The Company had no revenues for the three months ended September 30, 2004 compared to $320,700 for the three months ended September 30, 2003. Management of the Company has devoted all of there efforts during the three months ended September 30, 2004 toward restructuring debt, settling claims and evaluating profitable products.

There were no costs of revenues for the nine months ended September 30, 2004 compared to $1,153,862 for the nine months ended September 30, 2003. Under the new business model the Company no longer carries cellular telephone inventories.

There were also no selling expenses for the nine months ended September 30, 2004 compared to $1,348,577 for the nine months ended September 30, 2003. The decrease reflects the impact of the change in the Company's business model whereby the service provider is now responsible for handling all order fulfillment processes, customer service, verification and shipping.

General and administrative expenses were $755,824 for the nine months ended September 30, 2004 compared to $2,173,595 for the nine months ended September 30, 2003. The decrease reflects the impact of the change in the Company's business model and the impact of new management reducing overhead. Also, losses from settlements of claims against the Company aggregated $254,500 during the nine months ended September 30, 2004 that the Company believes will not reoccur along with legal costs of $37,000 relating to those settlements.

General and administrative expenses were $231,482 for the three months ended September 30, 2004 compared to $535,796 for the three months ended September 30, 2003. The decrease reflects the impact of the change in the Company's business model and the impact of new management reducing overhead.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

AS OF SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003:

The Company had a working capital deficit of $2,623,104 as of September 30, 2004 compared to a working capital deficit of $2,720,748 as of December 31, 2003. The decrease in the Company's working capital deficit of $97,644 was a result of the Company raising $65,000 from the exercise of stock options and $47,000 of advances from a stockholder.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Date: November 16, 2004          CYBERADS, INC.

                                 By: /s/ WALTER TATUM
                                 --------------------------
                                 Walter Tatum, President