Form 10KSB
period 2004-12-21
CYBERADS INC
filed 2005-04-15
CIK 1121520

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-KSB
                                 --------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                        (Commission File No.) 333-62690
                                             -----------

                                 CYBERADS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                                                  --------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S_B contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

         Revenues for the year ended December 31, 2004: $

         The aggregate market value of voting stock held by nonaffiliates of CyberAds, Inc. ("CYAD") common stock, as of April 8, 2005 was approximately $5,569,672 (based on the last sale price of such stock as reported by OTCBB). The number of shares outstanding of the registrant's common stock, as of April 8, 2005 was 32,762,777

         Documents incorporated by reference. See Item 13

         Transitional Small Business Disclosure Format (check one):
                                                                Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


                                                                           PAGE



PART I                                                                        3

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              4

Item 3.  Legal Proceedings                                                    4

Item 4.  Submission of Matters to a Vote of Security Holders                  4


PART II                                                                       4

Item 5.  Market for Common Equity and Related Stockholder Matters             5

Item 6.  Management's Discussion and Analysis or Plan of Operation            5

Item 7.  Financial Statements                                                 8

Item 8.  Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      8


PART III                                                                      8

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act             8

Item 10. Executive Compensation                                               9

Item 11. Security Ownership of Certain Beneficial Owners and Management      11

Item 12. Certain Relationships and Related Transactions                      12

Item 13. Exhibits,Lists and Reports on Form 8-K                              13

Item 14. Principal Accountant Fees and Services                              14


Signatures                                                                   15

Certifications                                                               16

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         CyberAds, Inc., a Florida corporation ("CYAD" or the "Company"), was organized on April 12, 2000, under the laws of the State of Florida. We initially compiled member lists through an Internet based opt in email list and marketed cellular phone services through an affiliate program. Our affiliate program works by paying participating third party web sites commissions for referring cellular phone customers to our "freecellular.com" website. A third party website will receive a commission if a customer it refers to us purchases a cellular phone or cellular service.

         All of our revenues during 2004 were derived from our cellular phone marketing services.

In December 2004, we determined that our previously announced acquisition of a 22% interest in The Vineyards Country Club ("The Vineyards") would not be completed due to due diligence items discovered during our review that management determined were too risky and not in the best interest of our over business development strategy.

         During 2004, we focused on reviewing potential business models in both the Internet and real estate sectors for the possible acquisition of a business opportunity. After considerable review, we determined our Internet business model on cellular phones was not profitable and we discontinued active marketing via third party affiliate web sites. We have remained in the cellular phone business through a telemarketing agreement with a third party affiliate that is compensated only on sales of cellular services after confirmation by our third party fulfillment center. The telemarketing agreement model has reduced our liability on cancellations and returns as we now are paid on net sales after the termination period has passed.

         During 2004, we became involved with the extreme sports industry through an affiliation with Aqua Xtremes Inc. and their product XBoard to assist with development of Aqua Xtremes web site for consumers and Distributors. Aqua Xtremes designs, manufactures and markets personal water sports equipment. Its most notable product is the Xboard, a jet-powered personal watercraft. During the course of our investigation and research for the web site, we developed a sales and marketing plan that has subsequently been adopted by Aqua Xtremes. We have entered into a letter agreement with Aqua Xtremes to provide sales and marketing support both online and for the development of the distribution network in North America. We plan to develop a network of distributors and dealers for Aqua Xtremes and implement a strategic marketing plan that we expect will provide revenues as Aqua Xtremes begins delivery of the XBoard. To maximize this opportunity, we will expect to enter into contracts with consultants for the representation and recruitment of distributors and dealers. We anticipate that we will involved in the development of additional product lines and services for extreme sports market.

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


PERSONNEL

         As of the date of this report, CYAD has one full time employee as well as a number of part time relationships with contractors for certain services. None of CYAD's personnel are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

         During 2004, we relocated our offices to a 2,000 square foot facility located at 370 Amapola, Suite 202, Torrance, California We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

         The Company is currently a defendant in the following lawsuits.
1. 6001, LLC - Former Landlord at 21073 Powerline Road, suite 57, Boca Raton, Florida
2. Web Bank - a factoring company

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of our security holders during the fourth quarter of the fiscal year covered by this report.PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The principal United States market for our common stock is the OTC Bulletin Board. The following are the high and low closing sale prices for our common stock for each quarter during the previous two years

                                                          HIGH           LOW
                                                        --------       --------
      FISCAL 2004
      Fourth Quarter (through December 31, 2004)        $   2.10       $   0.85
      Third Quarter (through September 30, 2004)        $   1.50       $   0.27
      Second Quarter (through June 30, 2004)            $   0.51       $   0.02
      First Quarter (through March 31, 2004)            $   0.13       $   0.04

      FISCAL 2002
      Fourth Quarter (through December 31, 2003)        $   0.19       $   0.02
      Third Quarter (through September 30, 2003)        $   0.50       $   0.06
      Second Quarter (through June 30, 2003)            $   2.60       $   0.25
      First Quarter (through March 31, 2003)            $   3.60       $   1.00

         The above prices presented are bid prices that represent prices between broker-dealers and do not include retail mark-ups and markdowns for any commissions paid to the dealer. These prices may not reflect actual transactions.

         The Company has not paid any dividends

         There are 73 shareholders of record as April 8, 2005 holding 32,762,777 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         CyberAds received its revenue of $303,120 specifically from the Cellular business. We discontinued the third party affiliate sales of Cellular phones and services in the first quarter of 2004 due to the financial losses inherent with the commission structure paid to third party affiliates. The affiliates commission was earned on "leads" provided, rather than on sales made, therefore the cancellations and returns on cellular phones were not recouped from the third party affiliate and the losses became CyberAds expense.

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

RECENT EVENTS

         As noted above we entered into a partnership with Inphonic, Inc. on March 10, 2003 to handle all order fulfillment, sales, customer service, verification and marketing. As a result of this agreement, CyberAds was able to reduce staffing levels , and reduce payroll.

         In December 2003 we agreed to acquire a 22% interest in The Vineyards Country Club ("The Vineyards"), a real estate development project located adjacent to Palm Springs, California. Our investment in The Vineyards was being acquired by our wholly owned subsidiary, The Vineyards, LLC. The Vineyards is a luxury motor coach facility including a recently completed clubhouse, swimming pool, tennis court, and nine-hole regulation size golf course.

         In December 2004 we determined our previously announced acquisition of a 22% interest in The Vineyards Country Club ("The Vineyards") would not be completed due to due diligence items discovered during our review that management determined were too risky and not in the best interest of our companies development. Subsequently we filed an 8 K information statement announcing our cancellation of this announced acquisition.

         During 2004 we engaged in multiple negotiations with Internet and Real Estate companies on merger and acquisition discussions, as of December 31, 2004 we were not party to any binding letter of intents.

PATENTS AND PROPRIETARY RIGHTS

         We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

         We reported revenues of $303,120.and $4,197,128 for the years ending December 31, 2004 and 2003, respectively, losses of $509,704 and $767,528 during the years ended December 31, 2004 and 2003, respectively. The reduction in revenue from 2004 to 2003 is attributed to the change in revenue associated to the Inphonic agreement whereby CyberAds receives a net commission instead of the revenue for each phone and our discontinuance of cellular phone sales through affiliates. The decrease in losses for 2004 was the direct result of reduction in expenses and Salaries attributed to the agreement with Inphonic that allowed CyberAds to rely on the fulfillment processes at Inphonic reducing the requirement of employee related expenses at CyberAds.

         LIQUIDITY AND CAPITAL RESOURCES

         CYAD has not been profitable and has experienced negative cash flow from operations due to its development stage, substantial ongoing investment in research and development efforts. Consequently, CYAD has been dependent on the sales of equity to fund cash requirements.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of CYAD are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between us and and our certifying auditors on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure..

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange of 1934, within 90 days prior to the filing of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, principally our President and Chief Executive Officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.Z

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and form. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to management.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors hold office until the next succeeding annual meeting of shareholders, or until there successors have been elected and qualified.

          Our directors, executive officers and significant employees are as follows:

NAME                   AGE              POSITION
----                   ---              --------
Walter Tatum           47               President / Secretary

         Director and Executive Officers

         Walter Tatum has served as our President, Secretary and sole director since December 2003. Prior to joining Cyberads, Mr. Tatum was Vice President of Sales for DMX Music, a subsidiary of Liberty Media, for 9 years.


         The Company's Bylaws currently authorize up to seven directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

CODE OF ETHICS.

         Effective February 24, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 370 Amapola, Suite 202, Torrance, CA.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information relating to salary we paid during the past fiscal year to our chief executive officer; and to each of our executive officers that earned more than $100,000 during the fiscal year ended December 31, 2004. Other than salary and stock options, we paid no other form of compensation to our executive officers and directors. No stock options were exercised during the fiscal year ended December 31, 2004.

Name and Principal
Position             Year   Annual Compensation   Long Term Compensation
--------             ----   -------------------   ----------------------

Walter Tatum,        2004        $250,000                  None
President

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

         On November 1, 2001, we adopted a 2001 Incentive and Non-Qualified Stock Option Plan. We have reserved 500,000 shares of our common stock for issuance under the Plan. The Plan authorizes the granting of awards of up to 500,000 shares of common stock to our key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the Plan.No stock options are outstanding under the Plan at this time

         The plan is administered by our board of directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a groupWe believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

                 Name and Address of         Amount of               Percent
Title of Class   Beneficial Owner            Beneficial Ownership    of Class

Common Stock     Walter  Tatum               250,000                     *
                 1681 Loma Roja Drive
                 Santa Ana, CA 92705

All officers and directors
(one person)                                 250,000                     *

        * Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 2004, the amount due on various loans from previously related parties is approximately $800,000.This amount is secured by the company's assignment of its agreement with its fulfillment provider.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description of Document
-----------------------------------------------

3.1(a)     *      Articles of Incorporation
3.1(b)     *      Articles of Amendment
3.1(c)     *      Designation of Series A Convertible Preferred Stock
3.2        *      Bylaws (1)
4.0        *      Form of Stock Certificate


*  Incorporated by reference

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report.

January 6, 2004    Item 1.  Changes in Control of Registrant;
                   Item 7.  Financial Statements and Exhibits

January 23, 2004   Item 2.  Acquisition or Disposition of Assets;
                   Item 7.  Financial Statements and Exhibits

January 26, 2004   Item 2.  Acquisition or Disposition of Assets;
                   Item 7.  Financial Statements and Exhibits


ITEM 14.  PRINCIPAL ACCOUNTANT FEES FOR SERVICES

                          2004    2003
                        ------  ------
        Audit fees      29,600  27,900

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, CA on April 13, 2005.


CYBERADS, INC.

By:/s/WALTER TATUM
Walter Tatum
Chairman, Chief Executive Officer

         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                     DATE

/s/WALTER TATUM                     President                 4/08/05
Walter Tatum

                                 CYBERADS, INC.

                Years ended December 31, 2004 and 2003 (restated)

                                    CONTENTS
                                                                        Page

Report of Independent Auditor's..................................           F-2

Consolidated Financial Statements:
   Balance sheets................................................           F-3
   Statements of operations......................................           F-4
   Statements of net capital deficiency..........................     F-5 - F-6
   Statements of cash flows......................................     F-7 - F-8
   Notes to consolidated financial statements....................    F-9 - F-20

                         REPORT OF INDEPENDENT AUDITOR'S


To the Board of Directors
CyberAds, Inc.


We have audited the accompanying consolidated balance sheets of CyberAds, Inc. as of December 31, 2004 and the related consolidated statements of operations, net capital deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CyberAds, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 15 to the consolidated financial statements, the Company incorrectly reported in 2003 the acquisition of an investment in real estate aggregating $10,700,000 that had not yet been completed.



                                                 /s/TIMOTHY L. STEERS, CPA, LLC
April 7, 2005
Portland, OR

                                 CYBERADS, INC.

                           Consolidated Balance Sheets



                                                                                       December 31
                                                                         -------------------------------------
                                                                                2004               2003
                                                                         -----------------   -----------------
                                                                                                (restated)
                                       ASSETS
Current asset -
   Accounts receivable                                                    $             -     $        20,380

Property and equipment, net                                                        14,171              14,171

Deposits                                                                            8,585               8,585
                                                                           --------------      --------------

                                                                          $        22,756     $        43,136
                                                                           ==============      ==============

                       LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Outstanding checks in excess of cash in bank                           $             -     $         1,207
   Note payable                                                                   294,192             120,000
   Accounts payable                                                               829,222             697,748
   Accrued liabilities                                                            653,136             944,658
   Unearned revenue                                                                     -             130,960
   Advances from related parties                                                  786,555             786,555
   Loans payable - convertible debentures                                          60,000              60,000
                                                                           --------------      --------------
       Total current liabilities                                                2,623,105           2,741,128

Advances from stockholder                                                               -             157,634

Commitments

Net capital deficiency:
   Preferred stock, $.001 par value, authorized 5,000,000 shares, of which
     1,000,000 shares has been designated as Series A Convertible, issued
     and outstanding 835,660 shares in 2004 (no shares in 2003)                       836                 836
   Common stock, $.001 par value, authorized 50,000,000 shares, issued and
     outstanding 23,225,777 shares in 2004 (18,325,777 shares in 2003)             23,226              18,326
   Common stock to be issued                                                      440,050             440,000
   Additional paid-in capital                                                  16,170,085          15,399,238
   Accumulated deficit                                                        (19,234,546)        (18,714,026)
                                                                           --------------      --------------
       Total stockholders' equity (deficit)                                    (2,600,349)         (2,855,626)
                                                                           --------------      --------------

                                                                          $        22,756     $        43,136
                                                                           ==============      ==============
                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statement of Operations

                                                                                  Years ended December 31
                                                                                 2004              2003
                                                                           ---------------   -----------------
Net revenues                                                               $      303,120     $     4,197,128

Cost of revenues                                                                        -           1,177,111
                                                                            -------------      --------------

Gross profit                                                                      303,120           3,020,017

Selling expenses                                                                        -           1,845,967

General and administrative expenses                                               812,824           1,941,578
                                                                            -------------      --------------

Loss from operations                                                             (509,704)           (767,528)

Other income (expenses):
   Impairment of property and equipment                                                 -            (265,961)
   Other income, net                                                                4,847              16,176
   Interest expense and financing costs, net                                      (15,663)           (183,798)
                                                                            -------------      --------------
     Total other expenses                                                         (10,816)           (433,583)
                                                                            -------------      --------------

Net loss                                                                   $     (520,520)    $    (1,201,111)
                                                                            =============      ==============




Net loss per common share                                                  $        (.026)    $         (.084)
                                                                            =============      ==============


















                             See accompanying notes.

                                 CYBERADS, INC.

                Consolidated Statement of Net Capital Deficiency
                Years ended December 31, 2004 and 2003 (restated)

                          Convertible
                        preferred stock          Common stock       Common     Additional                   Deferred        Net
                       -------------------  --------------------   stock to      paid-In    Accumulated     financing     capital
                       Shares     Amount      Shares     Amount    be issued     capital      deficit         costs     deficiency
                       --------  ---------  ----------  --------  ----------  ------------- --------------  ----------  -----------
Balance at
   December 31,
   2002                       -  $      -   14,774,777  $ 14,775  $        -  $  13,818,415 $  (17,512,915)  $  (7,015) $  (324,459)
Shares issued or to
   be issued for debt   835,660       836    1,250,000     1,250     440,000        921,074              -           -    1,363,160
Amortization of
   deferred financing
   costs                      -         -            -         -           -              -              -       7,015        7,015
Shares issued in
   exchange for
   services                   -         -    2,275,000     2,275           -        606,475              -           -      608,750
Shares issued for
   interest on convertible
   debentures                 -         -       26,000        26           -         53,274              -           -       53,300
Net loss                      -         -            -         -           -              -     (1,201,111)          -   (1,201,111)
                       --------   -------   ----------   -------  ----------   ------------  -------------    --------  -----------

Balance at
   December 31,
   2003 (restated)      835,660  $    836   18,325,777  $ 18,326  $  440,000  $  15,399,238 $  (18,714,026)  $       -  $(2,855,626)
                       ========   =======   ==========   =======  ==========   ============  =============    ========  ===========























                             Continued on next page.

                                 CYBERADS, INC.

          Consolidated Statement of Net Capital Deficiency (continued)
                Years ended December 31, 2004 and 2003 (restated)

                          Convertible
                        preferred stock          Common stock       Common     Additional                   Deferred        Net
                       -------------------  --------------------   stock to      paid-In    Accumulated     financing     capital
                       Shares     Amount      Shares     Amount    be issued     capital      deficit         costs     deficiency
                       --------  ---------  ----------  --------  ----------  ------------- --------------  ----------  ------------
Balance
   at December 31, 2003
   (restated)           835,660   $    836  18,325,777  $ 18,326  $  440,000   $ 15,399,238 $  (18,714,026)  $      -   $ 2,855,626)
Shares issued for
   debt
Options exercised             -          -     500,000       500           -         64,500              -          -        65,000
Shares issued in
   exchange for payable
   to stockholder             -          -   2,000,000     2,000           -        212,297              -          -       214,297
Shares issued in exchange
   for Settlement             -          -      50,000        50          50        109,900              -          -       110,000
Shares issued in exchange
   for ompensation &
   services                   -          -   2,350,000     2,350           -        384,150              -          -       386,500
Net loss                      -          -           -         -           -              -       (520,520)         -      (520,520)
                       --------  ---------  ----------  --------  ----------  ------------- --------------  ----------  ------------

Balance at
   December 31, 2004    835,660  $     836  23,225,777  $ 23,226  $  440,050   $ 16,170,085 $  (19,234,546)   $       - $(2,600,349)
                       ========  =========  ==========  ========  ==========  ============= ==============  ==========  ============


























                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statement of Cash Flows
                                                                                  Years ended December 31
                                                                                 2004              2003
                                                                           ---------------   -----------------
                                                                                                (restated)
Cash flows from operating activities:
   Net loss                                                                $     (520,520)    $    (1,201,111)
    Adjustments to reconcile net loss to net cash provided by used in operating activities:
       Provision for doubtful accounts                                                  -             382,217
       Impairment of long-lived assets                                                  -             265,961
       Impairment of inventories                                                        -             120,879
       Depreciation                                                                     -              19,494
       Amortization of deferred financing costs                                         -               7,015
       Common stock issued for compensation and services                          496,500             608,750
       Common stock issued for interest                                             9,663              53,300
       Changes in assets and liabilities:
         Accounts receivable                                                       20,380             671,163
         Inventories                                                                    -              35,355
         Deposits                                                                       -              68,666
         Other assets                                                                   -              24,785
         Outstanding checks in excess of cash in bank                              (1,207)              1,207
         Accounts payable                                                        (175,757)         (1,390,089)
         Accrued liabilities                                                       69,941             289,046
         Unearned revenue                                                               -             130,960
                                                                            -------------      --------------
                                                                                 (101,000)             87,598
Cash flows from investing activities -
   Capital expenditures                                                                 -             (13,967)
                                                                            -------------      ---------------
                                                                                        -             (13,967)
Cash flows from financing activities:
   Cash overdraft                                                                       -            (112,649)
   Net proceeds from factored accounts receivable                                       -             342,237
   Principal repayments of note payable                                           (11,000)                  -
   Advances from related parties                                                   47,000                   -
   Repayments to related parties                                                        -            (314,603)
   Repayments to officers                                                               -            (146,250)
   Net advances from stockholder                                                                      157,634
   Proceeds from sale of common stock                                              65,000                   -
                                                                            -------------      --------------
                                                                                  101,000             (73,631)
                                                                            -------------      ---------------

Cash at end of year                                                        $            -     $             -
                                                                            =============      ==============





                             Continued on next page.

                                 CYBERADS, INC.

                Consolidated Statement of Cash Flows (continued)
                                                                                  Years ended December 31
                                                                                     2004             2003
                                                                                --------------     ----------
                                                                                                   (restated)
Supplemental disclosure of cash flow information -
   cash paid during the year for interest and financing costs                   $            -    $   206,697
                                                                                 =============     ==========

Supplemental disclosure of non-cash investing and financing activities:
   Factor payable renegotiated into notes payable                               $            -    $    120,000
                                                                                 =============     ===========

   Preferred stock issued in exchange for factor payable                        $            -    $    835,660
                                                                                 =============     ===========

   Common stock issued or to be issued in exchange for debt                     $      204,634    $    527,500
                                                                                 =============     ===========

   Accounts payable to supplier converted to note payable                       $      185,192    $          -
                                                                                 =============     ===========































                             See accompanying notes.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                December 31, 2004

1. Business and summary of significant accounting policies
         Business: CyberAds, Inc. ("CyberAds") was incorporated in the state of Florida on April 12, 2000. The Company earns commissions from selling approved contracts to subscribers for cellular telephone service. Commissions are received either from master dealers or cellular phone service providers, not the subscriber. Applications for cellular telephone services are obtained from advertising banners placed at various websites. The Company does business with cellular phone service providers as well as master dealers that have contracted with various other carriers and with several website hosts, who receive a commission for each completed contract for cellular phone service. The Company has been idle during 2004 and management has devoted their attention toward restructuring debt and seeking profitable products.

         Principles of consolidation: The accompanying consolidated financial statements for 2004 include the accounts of CyberAds and its wholly owned subsidiary IDS Cellular, Inc. ("IDS"). All significant intercompany transactions and balances have been eliminated in consolidation. The operations of IDS are currently idle.

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

         The Company recorded an impairment loss of approximately $266,000 during 2003 for assets that became idle as a result of staff reductions.

         Revenue recognition: The Company recorded revenue on a "net" basis when contracts are submitted to master dealers. The phones are shipped from the dealers to the subscriber and the Company does not bear the risk of loss on the cellular phone. Revenue is recognized when the master dealer ships the phones to the subscriber.

         In 2003 the also Company recorded revenue on a "gross" basis when contracts are submitted directly to cellular phone service providers. The phones are shipped from the Company to the subscriber and the Company bears the risk of loss on the cellular phone. Under the gross method commission and related cost of goods sold for the cellular phone is recognized when the Company ships the phones.

         Advertising costs: The Company expenses the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $9,500 for 2003.

         Stock options and warrants: The Company uses a fair value based method of accounting for stock based compensation to employees. The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         Website development costs: The Company accounts for website development costs under Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs". Under EITF 00-2, costs that involve design of the web page that do not change the content are capitalized and amortized over there estimated useful life. Costs incurred in operating a web site that has no future benefits are expensed in the current period. The Company accounts for costs incurred in operating their website under the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 98-1. Under SOP 98-1, costs that have a future benefit are capitalized and amortized over the estimated future periods that are expected to benefit from website changes.

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

         Reporting consolidated comprehensive income (loss): The Company reports and displays consolidated comprehensive income (loss) and its components as separate amounts in the consolidated financial statements with the same prominence as other financial statements. Consolidated comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no components of consolidated comprehensive income to report for the years ended December 31, 2004 and 2003.

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

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as defined by SFAS 128, "Earnings Per Share". The weighted average number of common stock shares outstanding was $20,128,515 for 2004 (16,074,986 for 2003). Convertible debentures, convertible preferred stock, common stock options, and common stock to be issued are considered common stock equivalents. Common stock equivalents have not been included in the computation of diluted loss per share as the effect on net loss per common share would be anti-dilutive.

         Use of Estimates: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       Operations
         Management of the Company plans to continue to restructure debt, seek profitable products, reduce operating expenses, and seek additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Property and equipment
         Property and equipment consisted of the following at December 31:
                                                  2004          2003
                                              -----------  -------------
           Furniture and fixtures             $    2,598    $     2,598
           Leasehold improvements                 20,085         20,085
            Computer equipment                    19,551         19,551
                                               ---------     ----------
                                                  42,234         42,234
            Less accumulated depreciation        (28,063)       (28,063)
                                               ---------     ----------

                                              $   14,171    $    14,171
                                               =========     ==========

4.       Notes payable

         Notes payable consisted of the following at December 31:
                                                                                    2004                2003
                                                                                -----------         -----------
            Note payable; was due in installments of $5,000 on January 15, 2004 and February 15, 2004 with final payment due March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two former
            officers of the Company.                                            $   109,000         $   120,000

            Note payable to cellular phone service provider; due in installments of $92,596 payable on January 2, 2005 and August 2,
            2005, plus interest at 1 1/2% per month.                                185,192                   -
                                                                                -----------         -----------

           Total notes payable                                                  $   294,192         $   120,000
                                                                                ===========         ===========

           The Company is currently in default with the repayment terms of the installment note.

5.       Accrued expenses
         Accrued expenses consisted of the following at December 31:
                                                                                    2004                2003
                                                                                -----------         -----------
           Payroll and payroll related liabilities                              $   614,143         $   548,195
           Commission charge-backs                                                        -             361,463
           Accrued interest                                                           3,993                   -
            Professional fees                                                        35,000              35,000
                                                                                -----------         -----------

                                                                                $   653,136         $   944,658
                                                                                ===========         ===========

         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities is approximately $540,800 of unpaid payroll taxes.

6. Advances from related parties
         Advances from related parties consisted of the following at December
31:
                                                                                    2004                2003
                                                                                -----------         -----------
            Advance due to a corporation  owned by a former  officer of the
              Company, bearing interest at 10% per annum, due on demand
              and unsecured.                                                    $    54,000         $    54,000
            Advance due to a former officer of the Company, bearing
              interest at 10% per annum, due on demand and unsecured                732,555             732,555
                                                                                -----------         -----------
                                                                                $   786,555         $   786,555
                                                                                ===========         ===========

7. Loans payable - convertible debentures
         Loans payable - convertible debentures consists of unsecured loans from two individuals whereby the principal of the note is convertible into the Company's common stock at the option of the holder. Interest on borrowings is payable quarterly at a rate of 20% per annum.

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

         Interest expense was approximately $4,000 for the year ended December 31, 2004 ($3,300 for 2003).

8.       Advances from stockholder
         Notes payable to stockholder consisted of advances from Novanet Media, Inc. for working capital purposes. The advances were unsecured, non-interest bearing and due on demand.

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

9.       Commitments and contingencies
         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at September 30, 2004 and December 31, 2003 is approximately $540,800 of unpaid payroll taxes.

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

         A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that they owe the amount and intends to vigorously defend the claim. The claim has not been recorded in the accompanying consolidated financial statements due to the uncertainty of the matter.

10.      Capital stock transactions
         On May 19, 2004, the Company issued 50,000 shares of its common stock to a former officer of the Company in lieu of compensation. The shares were valued at $1.59, the closing bid price of the Company's common stock on the date of issuance. The Company record compensation expense of $79,500 as a result of the issuance.

         On August 31, 2004, the Company issued 2,000,000 shares of its common stock to a major shareholder of Novanet Media, Inc. in exchange for consulting services. The shares were valued at $.128 per share which represented a 63% discount from the closing bid price of the common stock on the date of issuance. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees of $250,000 as a result of the issuance.

         On November 1, 2004, the Company issued 300,000 shares of its common stock to in exchange for consulting services. The shares were valued at $.19 per share which represented a 44% discount from the closing bid price of the common stock on the date of issuance. Management of the Company estimated the value the shares issued based on the closing bid price of the Company's common stock at the date of issuance, the historical trend of the trading prices for its common stock and the volume of shares traded. The Company recorded professional fees of $57,000 as a result of the issuance.

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

11.      Stock based compensation
         During 2003, the Company issued 1,000,000 shares of its common stock to a former officer as compensation for services through September 14, 2003. The weighted average issuance price of the shares was $.02 per share. Compensation expense of $20,000 was recorded for 2003 for the intrinsic value of the services rendered.

         Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 148, the Company's net loss would have changed to the following pro-forma amount for the years ended December 31:
                                                                        2004
                                                                    ----------
              Net loss as reported                                 $(1,201,111)
              Pro-forma effect                                        (280,000)
                                                                    ----------

              Pro-forma net loss                                   $(1,481,111)
                                                                    ==========

              Basic and diluted net loss per share as reported     $     (.084)
              Pro-forma effect                                           (.006)
                                                                    ----------

              Pro-forma basic and diluted net loss per share       $     (.090)
                                                                    ==========

12.      Stock options
         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the years ended December 31:

                                                Fixed Plan

                                              Weighted                Weighted
                                               average                 average
                                              exercise    Shares      exercise
                                 Shares         price   exercisable     price
                                -----------   --------  ------------  --------
           Outstanding at
              January 1, 2003    8,150,000     $  .82     8,150,000    $ .82
                                                        ============     ====
           Expired                (225,000)       .70
           Cancelled            (5,000,000)         -
                                ----------
           Outstanding at
              December 31, 2003  2,925,000        .48     2,925,000    $ .48
                                                           =========     ====
           Exercised              (500,000)       .13
           Expired                (300,000)      1.04
            Cancelled             (225,000)       .25
                                ----------
           Outstanding at
              December 31, 2004  1,900,000     $  .51     1,900,000    $ .51
                                ==========      =====   ============     ====

         The Company's stock option outstanding and exercisable at December 31, 2004 is summarized as follows:

                                                Fixed Plan
                          Options outstanding               Options exercisable
                                        Weighted average               Weighted
                                    ---------------------              average
               Range                 remaining   exercise              exercise
             of prices    Shares       life        price    Shares     price
           ------------  ---------  -----------  --------  ---------  ---------
            $.04 - $.99  1,200,000  1 yr. 5 mo.   $  .27   1,200,000   $  .27
           ============             ===========    =====                 =====
           $.99 - $1.25    700,000  1 yr. 2 mo.    $1.03     700,000   $ 1.03
           ============  ---------  ===========     ====   ---------     =====
           $.04 - $1.25  1,900,000    2 years     $  .51   1,900,000   $  .51
           ============  =========  ===========    =====   =========     =====

13.      Income taxes

         Deferred income taxes consisted of the following at December 31:
                                                                        2004              2003
                                                                  ----------------  ---------------
           Deferred tax asset - net operating loss carryovers     $     6,539,600   $    6,362,600
           Valuation allowance for deferred tax asset                  (6,539,600)      (6,362,600)
                                                                   --------------    -------------

                Net deferred income taxes                         $             -   $            -
                                                                   ==============    =============

         As a result of the Company's continued losses and uncertainties surrounding the utilization of the net operating loss carryovers, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2004 and 2003.

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

                                                                     2004              2003
                                                                  -------------  ---------------
           Tax at statutory rates                                 $   (176,977)  $     (408,378)
           Differences resulting from:
              Non-deductible and other items                               (23)             178
              Change in deferred tax valuation allowance               177,000          408,200
                                                                   -----------    -------------

                Provision for income taxes                        $          -   $            -
                                                                   ===========    =============

         At December 31, 2004, the Company had net operating loss carryovers of approximately $19,234,000 available to offset future Federal taxable income, if any, expiring through 2024. The utilization of the net operating loss carryovers could be limited due to restrictions imposed under Federal tax laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

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

15.      Prior period adjustment
         In 2003 the Company incorrectly reported the acquisition of an investment in real estate aggregating $10,700,000 that had not yet been completed. In 2004, management determined that it was not in the best interest of the Company to acquire that real estate by issuing its common stock. The adjustment resulted in an decrease in previously reported total assets and net capital deficiency by $10,700,000. The adjustment did not have any effect on previously reported net loss, net loss per share, or the statement of cash flows.

16.      Recently issued pronouncements
         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company previously adopted the fair-value-based method of valuing share-based payments and management does not expect any further impact of this new standard to have a material effect on its financial position, results of operations and cash flows.

         In July 2004, the Emerging Issues Task Force issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of its convertible notes payable in the diluted earnings per share computation for all periods during which the convertible notes payable are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

         In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29", by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.151 is effective for a fiscal year beginning after June 15, 2005, and implementation is prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.