Form 10KSB/A
period 2004-12-21
CYBERADS INC
filed 2005-04-15
CIK 1121520

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                AMENDMENT NUMBER 1 TO
                                   FORM 10-KSB
                                 --------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                        (Commission File No.) 333-62690
                                             -----------

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



                370 Amapola Avenue, Suite 202, Torrance, CA 90501
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (888) 288-7466
                                ----------------
                           (Issuer's telephone number)

           Securities Registered Under Section 12 (B) of the Act: None Securities Registered Under Section 12 (G) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB contained in this form and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

         Revenues for the year ended December 31, 2004: $303,120

         The aggregate market value of voting stock held by nonaffiliates of CyberAds, Inc. ("CYAD") common stock, as of April 8, 2005 was approximately $5,569,672 (based on the last sale price of such stock as reported by OTCBB). The number of shares outstanding of the registrant's common stock, as of April 8, 2005 was 32,762,777

         Documents incorporated by reference.  None

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


PERSONNEL

         As of the date of this report, we have one full time employee as well as a number of part time relationships with contractors for certain services. None of CYAD's personnel are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

         During 2004, we relocated our offices to a 2,000 square foot facility located at 370 Amapola, Suite 202, Torrance, California We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of our security holders during the fourth quarter of the fiscal year covered by this report.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

         We reported revenues of $303,120.and $4,197,128 for the years ending December 31, 2004 and 2003, respectively, losses of $509,704 and $767,528 during the years ended December 31, 2004 and 2003, respectively. The reduction in revenue from 2004 to 2003 is attributed to the change in revenue associated to the Inphonic agreement whereby the Company receives a net commission instead of the revenue for each phone and our discontinuance of cellular phone sales through affiliates. The decrease in losses for 2004 was the direct result of reduction in expenses and Salaries attributed to the agreement with Inphonic that allowed the Company to rely on the fulfillment processes at Inphonic reducing the requirement of employee related expenses at the Company.

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

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange of 1934, within 90 days prior to the filing of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, principally our President and Chief Executive Officer. Based on that evaluation, we concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.       Description of Document
-----------------------------------------------

3.1(a)     *      Articles of Incorporation
3.1(b)     *      Articles of Amendment
3.1(c)     *      Designation of Series A Convertible Preferred Stock
3.2        *      Bylaws
4.0        *      Form of Stock Certificate


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

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, CA on April 15, 2005.


CYBERADS, INC.

By:/s/WALTER TATUM
Walter Tatum
Chairman, Chief Executive Officer

         In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                     DATE

/s/WALTER TATUM                     President                 4/15/05
Walter Tatum

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