Form 10QSB
period 2005-03-31
CYBERADS INC
filed 2005-05-19
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005


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

As of May 18, 2005, the number of outstanding shares of the issuer's 34c881o777mmon stock, $.001 par value, was 22,925,777 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ............................................... 3

         Consolidated Unaudited Balance Sheet as of June 30, 2005............ 3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended June 30, 2005 and June 30, 2004............. 4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarter ended June 30, 2005................................ 5

         Notes to Consolidated Financial Statements.......................... 6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 11


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 12


SIGNATURES................................................................... 15

                                 CYBERADS, INC.

                           Consolidated Balance Sheets



                                                                              March 31,          December 31,
                                                                                2005                 2004
                                                                         -----------------    -----------------
                                     Assets
Current asset -
   Cash                                                                   $        10,927      $             -

Property and equipment, net                                                        14,171               14,171

Marketing rights                                                                  145,000                    -

Deposits                                                                            8,585                8,585
                                                                           --------------       --------------

                                                                          $       178,683      $        22,756
                                                                           ==============       ==============
                     Liabilities and Net Capital Deficiency

Current liabilities:
   Note payable                                                           $       294,192      $       294,192
   Accounts payable                                                               824,220              829,222
   Accrued payroll & payroll related liabilities                                  614,143              614,143
   Accrued liabilities                                                             38,993               38,993
   Unearned revenue                                                                10,000                    -
   Payable to related parties                                                     786,555              786,555
   Loans payable - convertible debentures                                          60,000               60,000
                                                                           --------------       --------------
     Total current liabilities                                                  2,628,103            2,623,105

Payable to stockholder                                                            185,644                    -

Commitments & contingencies

Net capital deficiency:
   Preferred stock; $.001 par value; authorized 5,000,000 shares, of which 1,000,000 shares has been designated as Series A
    Convertible; issued and outstanding 835,660 shares                                836                  836
   Common stock; $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 32,137,777 shares in 2005
    (23,225,777 shares in 2004)                                                    32,138               23,226
   Common stock to be issued                                                      440,050              440,050
   Additional paid in capital                                                  18,234,173           16,170,085
   Retained deficit                                                           (21,342,261)         (19,234,546)
                                                                           --------------       --------------
     Net capital deficiency                                                    (2,635,064)          (2,600,349)
                                                                           --------------       --------------

                                                                          $       178,683      $        22,756
                                                                           ==============       ==============

                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Operations


                                                                                Three months ended March 31
                                                                                 2005                2004
                                                                          ------------------  -----------------
Revenues                                                                    $            -       $   303,120

Operating expenses:
   Marketing                                                                       695,000                 -
   General and administrative                                                    1,412,715           104,842
                                                                             -------------        ----------

Net income (loss) from operations                                                (2,107,715)         198,278

Other income                                                                             -             4,847
                                                                             -------------        ----------

Net income (loss) before provision for income taxes                              (2,107,715)         203,125

Provision for income taxes                                                               -                 -
                                                                             -------------        ----------


Net income (loss)                                                           $    (2,107,715)     $   203,125
                                                                             ==============       ==========



Net income (loss) per common share                                          $         (.079)     $      .011
                                                                             ==============       ==========

                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Cash Flows


                                                                                Three months ended March 31
                                                                                 2005              2004
                                                                          ----------------   ------------------
Cash flows from operating activities:
   Net income (loss)                                                       $   (2,107,715)      $    203,125
   Adjustment to reconcile net income (loss) to net
    cash used in operating activities:
     Unearned revenue                                                              10,000                 -
     Common stock issued in exchange for services                               2,073,000                 -
     Changes in assets and liabilities:
       Receivables                                                                      -            20,380
       Outstanding checks in excess of cash in bank                                     -            13,567
       Accounts payable                                                            (5,002)          (28,300)
       Accrued liabilities                                                              -          (224,772)
                                                                            -------------        ----------
                                                                                  (29,717)          (16,000)

Cash flows from investing activities -
   Purchase of marketing rights                                                  (145,000)                -

Cash flows from financing activities:
   Principal repayments of note payable                                                 -           (11,000)
   Advances received from stockholder                                             185,644            27,000
                                                                            -------------        ----------
                                                                                  185,644            16,000
                                                                            -------------        ----------
Net change in cash                                                                 10,927                 -

Cash at beginning of period                                                             -                 -
                                                                            -------------        ----------

Cash at end of period                                                      $       10,927       $         -
                                                                            =============        ==========


                             See accompanying notes.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005


1.       Summary of significant accounting policies
         ------------------------------------------

         Business: CyberAds, Inc. ("CyberAds") was incorporated in the state of Florida on April 12, 2000. In 2004, the Company earned commissions from selling approved contracts to subscribers for cellular telephone service. In 2005, management of the Company has devoted their attention toward seeking profitable products.

         Principles of consolidation: The accompanying consolidated financial statements include the accounts of CyberAds and it's wholly owned subsidiary IDS. All significant intercompany balances have been eliminated in consolidation. The operations of IDS are currently dormant.

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of March 31, 2005 and 2004 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

         Property and equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for over the estimated useful life of the assets of five to seven years. Leasehold improvements are amortized over the lesser of the original term of the related lease or their estimated useful life.

         Marketing rights: Marketing rights are stated at cost and will be amortized over 10 years, the term of the rights.

         Revenue recognition: In 2004, the Company recorded revenue on a "net" basis when contracts were submitted to master dealers. The phones were shipped from the dealers to the subscriber and the Company did not bear the risk of loss on the cellular phone.

         Share based payments: The Company uses a fair value based method of accounting for stock based compensation to employees. The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         Net income (loss) per common share: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 26,594,865 for the three months ended March 31, 2005 (18,325,777 for the three months ended March 31, 2004). Convertible debentures, convertible preferred stock, common stock options, and common stock to be issued

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Net income (loss) per common share (continued): are considered common stock equivalents. Common stock equivalents have not been included in the computation of diluted loss per share as the effect on net loss per common share would be anti-dilutive.

         Use of Estimates: The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       Operations
         ----------

         During the three months ended March 31, 2005, management of the Company negotiated to purchase rights to market the Xboard(TM), a jet-powered personal watercraft. The Company, in turn, has been reselling those rights to distributors of water sports products. During the three months ended March 31, 2005, the Company collected $10,000 from the resale of those rights.

         Management also plans to continue restructuring debt, seeking profitable products, reducing operating expenses, and seeking additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of March 31, 2005 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Marketing rights
         ----------------

         During the three months ended March 31, 2005, the Company committed to purchase rights to market the Xboard(TM), a jet-powered personal watercraft, from Aqua Xtremes, Inc. aggregating $5,000,000. The term of the rights are for 10 years from the time the Xboard(TM) is available for market. During the three months ended March 31, 2005, the Company paid $145,000 toward the purchase agreement.

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

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005


5.       Accrued liabilities
         -------------------

         Accrued expenses consisted of the following at:
                                                  March 31,       December 31,
                                                    2005             2004
                                                 ------------  ----------------
              Interest                           $     3,993      $     3,993
              Professional fees                       35,000           35,000
                                                  ----------       ----------

                                                 $    38,993      $    38,993
                                                  ==========       ==========

6. Payable to related parties
         Payable to related parties consisted of the following at:
                                                  March 31,      December 31,
                                                    2005             2004
                                                 ------------  ----------------
              Advance due to a corporation
               owned by a former officer of the
               Company, bearing interest at 10%
               per annum, due on demand and
               unsecured                         $    54,000      $    54,000

              Advance due to a former officer
               of the Company, bearing interest
               at 10% per annum, due on demand
               and unsecured                         732,555          732,555
                                                  ----------       ----------

                                                 $   786,555      $   786,555
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

8.       Payable to stockholder
         The payable to stockholder consists of advances from Novanet Media, Inc. for working capital purposes. The advances are unsecured, non-interest bearing and due on demand; however, Novanet Media, Inc. has agreed not to demand repayment of the advances before June 2006 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2005


9.       Contingencies
         -------------

         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities for 2005 and 2004 is approximately $540,800 of unpaid payroll taxes.

10.      Common stock transactions
         -------------------------

         During the three months ended March 31, 2005, the Company issued an aggregate of 8,912,000 shares of its common stock in exchange for marketing, management, and consulting services. The share based payments were valued at the fair value of the services received. Management estimated the fair value based on the closing bid price of the Company's common stock on the date of issuance, the historical trend of the trading prices for its common stock, and the volume of shares traded. The Company recorded expenses aggregating $2,073,000 as a result of the share based payments.

11.      Stock options
         -------------

         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the three months ended March 31, 2005:

                                                                           Fixed Plan
                                                   -----------------------------------------------------------
                                                                      Weighted                       Weighted
                                                                       average                        average
                                                                      exercise        Shares         exercise
                                                        Shares          price       exercisable        price
                                                   ---------------   -----------  ---------------  -----------
             Outstanding at January 1, 2005             1,900,000      $ .513          1,900,000       $.513
                                                                        =====       ============        ====
             Expired                                      (50,000)     $ 1.00
                                                     ------------       =====

             Outstanding at March 31, 2005              1,850,000      $  .50          1,850,000       $ .50
                                                     ============       =====       ============        ====

         The Company's stock option outstanding and exercisable at March 31, 2005 is summarized as follows:

                                                       Fixed Plan
           --------------------------------------------------------------------------------------------------
                                Options outstanding                                 Options exercisable
           --------------------------------------------------------------  ----------------------------------
                                                  Weighted average
                                            -----------------------------                        Weighted
               Range                           remaining      exercise                            average
             of prices          Shares           life           price           Shares        exercise price
           --------------  ---------------  --------------  -------------  ---------------   -----------------
            $.04 - $.50        1,200,000      1 yr. 1 mo.      $   .21          1,200,000         $   .21
           ============                       ===========       ======                             ======
           $1.00 - $1.15         650,000         9 mo.         $  1.04            650,000         $  1.04
           /============    ------------         =====            ====       ------------            ====
           $.04 - $1.15        1,850,000        10 mo.         $   .50          1,850,000         $   .50
           ============        =========        ======          ======          =========          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

         During the three months ended March 31, 2005, the Company was actively seeking companies in which to merge or invest as well as reselling rights to market the Xboard(TM), a jet-powered personal watercraft.

         There were no revenues for the three months ended March 31, 2005 compared to revenues of $145,000 for the three months ended March 31, 2004. Revenues for 2004 consisted of commissions earned from selling contracts to subscribers for cellular telephone service, however, the Company is no longer engaged in that business. During the three months ended March 31, 2005, the Company resold rights to market the Xboard(TM) and collected $10,000, however, the equipment is not yet available. Accordingly, the Company has reported those sales as unearned revenue.

         Marketing expenses for the three months ended March 31, 2005 aggregated $695,000 compared to no marketing expenses for the three months ended March 31, 2004. Marketing expenses for 2005 were share based payments relating to the resale of rights to market the Xboard(TM). General & administrative expense for the three months ended March 31, 2005 aggregated $1,412,715 compared to $104,842 for the three months ended March 31, 2004. The difference of $1,307,873 consisted of share based payments of $1,378,000 in 2005 for consulting and management expenses incurred in connection with the Company seeking other companies in which to merge or invest.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005 compared to December 31, 2004:

         The Company's total assets as of March 31, 2005 were $178,683 compared to $22,756 as of December 31, 2004. The increase of $155,927 consisted of the acquisition of $145,000 of rights to market the Xboard(TM) and cash received from the resale of those marketing rights.

         The Company's current liabilities as of March 31, 2005 were $2,628,103 compared to $2,623,105 as of December 31, 2004. However, total liabilities aggregated $2,813,744 compared to $2,623,105 as of December 31, 2005. The increase of $185,644 was due entirely to advances received from a shareholder for cash flow purposes and to acquire the rights to market the Xboard(TM). The shareholder who provided the advances has agreed not to demand repayment before June 2006 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
Number           Description of Document
------           -----------------------

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

Date: May 19, 2005               CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President