Form 10QSB
period 2005-06-30
CYBERADS INC
filed 2005-08-22
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005


   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.


                        Commission File Number: 000-31451
                                    ---------

                                 CYBERADS, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                      65-1000634
-------------------------------             ------------------------------------
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

As of August 22, 2005, the number of outstanding shares of the issuer's common stock, $.001 par value, was 43,781,777 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

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

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarter ended June 30, 2005................................ 5

         Notes to Consolidated Financial Statements.......................... 6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 12


SIGNATURES................................................................... 15

                                 CYBERADS, INC.

                           Consolidated Balance Sheets


                                                                              June 30,           December 31,
                                                                                2005                 2004
                                                                         -----------------    -----------------
                                     Assets
Current asset -
   Cash                                                                   $        14,467      $             -

Property and equipment, net                                                        14,171               14,171

Marketing rights                                                                  210,000

Deposits                                                                            8,585                8,585
                                                                           --------------       --------------

                                                                          $       277,223      $        22,756
                                                                           ==============       ==============
                     Liabilities and Net Capital Deficiency

Current liabilities:
   Note Payable                                                           $       294,192      $       294,192
   Accounts payable                                                               804,220              829,222
   Accrued payroll and payroll related liabilities                                614,143              614,143
   Accrued liabilities                                                             39,793               38,993
   Payable to related parties                                                     786,555              786,555
   Loans payable - convertible debentures                                          60,000               60,000
                                                                           --------------       --------------
     Total current liabilities                                                  2,598,903            2,623,105

Deferred net revenue                                                              136,142                    -

Payable to stockholder                                                            185,664                    -


Net Capital Deficiency:
   Preferred stock; $.001 par value; authorized 5,000,000 shares, of which
    1,000,000 shares has been designated as Series A Convertible, shares issued
    and outstanding 835,660                                                           836                  836
   Common stock; $.001 par value; shares authorized 50,000,000; shares issued
    and outstanding 42,456,777 in 2005 (23,225,777 in 2004)                        42,457               23,226
   Common stock to be issued                                                      440,050              440,050
   Additional paid in capital                                                  20,624,133           16,170,085
   Retained deficit                                                           (23,780,962)         (19,234,546)
                                                                           --------------       --------------
     Net capital deficiency                                                    (2,673,486)         (2,600,349)
                                                                           --------------       --------------

                                                                          $       277,223      $        22,756
                                                                           ==============       ==============

                             See accompanying notes.


                                 CYBERADS, INC.

                      Consolidated Statements of Operations


                                             Three months ended June 30           Six months ended June 30
                                        -----------------------------------  ----------------------------------
                                               2005              2004               2005              2004
                                        ----------------   ----------------  -----------------  ---------------
Revenues                                 $            -     $           -      $            -    $     303,120

Cost of revenues                                      -                 -                   -                -
                                          -------------      ------------       -------------     ------------

Gross profit                                          -                 -                   -          303,120

Operating expenses:
   Marketing                                     31,714                 -             726,714                -
   General and administrative                 2,406,187           419,500           3,818,902          524,342
                                          -------------      ------------       -------------     ------------
     Total operating expenses                 2,437,901           419,500           4,545,616          524,342
                                          -------------      ------------       -------------     ------------

Net loss from operations                     (2,437,901)        (419,500)          (4,545,616)        (221,222)

Other income (expenses):
   Other income                                       -                 -                  -             4,847
   Interest expense and financing
    costs, net                                        -            (6,000)                  -           (6,000)
                                          -------------      ------------       -------------     ------------
     Total other expenses                             -            (6,000)                  -           (1,153)
                                          -------------      ------------       -------------     ------------

Net loss before provision for income taxes   (2,437,901)        (425,500)          (4,545,616)        (222,375)

Provision for income taxes                          800                 -                 800                -
                                            -----------      ------------       -------------     ------------


Net loss                                 $   (2,438,701)    $   (425,500)      $   (4,546,416)   $    (222,375)
                                          =============      ============       =============     ============



Net loss per common share                $        (.065)    $      (.023)       $       (.143)   $       (.012)
                                          =============      ============        ============     ============




                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statements of Cash Flows

                                             Three months ended June 30           Six months ended June 30
                                        -----------------------------------  ----------------------------------
                                               2005              2004              2005               2004
                                        ----------------   ----------------  -----------------  ---------------
Cash flows from operating activities:
   Net loss                              $   (2,438,701)    $    (425,500)     $   (4,546,416)   $   (222,375)
   Adjustment to reconcile net loss to net
    cash provided by (used in) operating
    activities:
     Deferred net revenue                       126,142                 -             136,142               -
     Provision for doubtful accounts                800                 -                 800               -
     Common stock issued in exchange for
      services                                2,400,279           189,500           4,473,279         189,500
     Changes in assets and liabilities:
       Receivables                                    -                                     -          20,380
       Outstanding checks in excess of
        cash in bank                                  -                 -                   -          13,567
       Accounts payable                         (20,000)          145,000             (25,002)       (172,013)
       Accrued liabilities                            -             6,000                   -           69,941
                                            -----------       -----------       -------------     ------------
                                                 68,520           (85,000)             38,803        (101,000)
 Cash flows from investing activities -
   Purchase of marketing rights                 (65,000)                -            (210,000)               -
Cash flows from financing activities:
   Principal repayments of note payable               -                 -                            (11,000)
   Advances received from stockholder, net           20            20,000             185,664          47,000
   Proceeds from stock options
    exercised                                         -             65,000                  -          65,000
                                          -------------       ------------      -------------     -----------
                                                     20             85,000            185,664          101,000
                                          -------------       ------------      -------------     ------------

Net change in cash                                3,540                 -              14,467               -
Cash at beginning of period                      10,627                 -                   -               -
                                          -------------       -----------       -------------     -----------

Cash at end of period                    $       14,467      $          -      $       14,467    $          -
                                          =============       ===========       =============     ===========











                             See accompanying notes.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of June 30, 2005 and 2004 and for the three and six months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

         Net income (loss) per common share: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 37,297,277 for the three months ended June 30, 2005 (18,799,403 for the three months ended June 30, 2004) and 31,754,365 for the six months ended June 30, 2005 (18,562,590 for the six months ended June 30, 2004).

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005


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

2.       Operations
         ----------

         During the six months ended June 30, 2005, management of the Company negotiated to purchase rights to market the Xboard(TM), a jet-powered personal watercraft. The Company, in turn, has been reselling those rights to distributors of water sports products. During the six months ended June 30, 2005, the Company collected $153,450 from the resale of those rights.

         Management also plans to continue restructuring debt, seeking profitable products, reducing operating expenses, and seeking additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of June 30, 2005 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Marketing rights
         ----------------

         In March 2005, the Company committed to purchase rights to market the Xboard(TM), a jet-powered personal watercraft, from Aqua Xtremes, Inc. aggregating $5,000,000. The term of the rights are for 10 years from the time the Xboard(TM) is available for market. During the six months ended June 30, 2005, the Company paid $210,000 toward the purchase agreement.

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

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005


5.       Accrued liabilities
         -------------------

         Accrued expenses consisted of the following at:
                                                                                  June 30,        December 31,
                                                                                    2005             2004
                                                                                -------------  ----------------
              Interest                                                           $     3,993      $     3,993
              California franchise taxes                                                 800                -
              Professional fees                                                       35,000           35,000
                                                                                  ----------       ----------

                                                                                 $    39,793      $    38,993
                                                                                  ==========       ==========

6.       Payable to related parties
         --------------------------

         Payable to related parties consisted of the following at:
                                                                                  June 30,       December 31,
                                                                                    2005             2004
                                                                                -------------  ----------------
              Advance due to a corporation owned by a former officer of the
               Company, bearing interest at 10% per annum, due on demand and
               unsecured                                                         $    54,000      $    54,000

              Advance due to a former officer of the Company, bearing interest at
               10% per annum, due on demand and unsecured                            732,555          732,555
                                                                                  ----------       ----------

                                                                                 $   786,555      $   786,555
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

8.       Payable to stockholder
         ----------------------

         The payable to stockholder consists of advances from Novanet Media, Inc. for working capital purposes. The advances are unsecured, non-interest bearing and due on demand; however, Novanet Media, Inc. has agreed not to demand repayment of the advances before September 2006 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2005

9.       Contingencies
         -------------

         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities for 2005 and 2004 is approximately $540,800 of unpaid payroll taxes.

10.      Common stock transactions
         -------------------------

         During the six months ended June 30, 2005, the Company issued an aggregate of 19,231,000 shares of its common stock in exchange for marketing, management, and consulting services. The share based payments were valued at the fair value of the services received. Management estimated the fair value based on the closing bid price of the Company's common stock on the date of issuance, the historical trend of the trading prices for its common stock, and the volume of shares traded. The Company recorded expenses aggregating $2,313,027 as a result of the share based payments.

11.      Stock options
         -------------

         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the three months ended June 30, 2005:

                                                                            Fixed Plan
                                                                      Weighted                       Weighted
                                                                       average                        average
                                                                      exercise        Shares         exercise
                                                        Shares          price       exercisable        price
                                                   ---------------   -----------  ---------------  -----------
             Outstanding at January 1, 2005             1,900,000      $ .513          1,900,000       $.513
                                                                        =====       ============        ====
             Expired                                     (200,000)     $ 1.00
                                                     ------------       =====

             Outstanding at June 30, 2005               1,700,000      $  .50          1,700,000       $.442
                                                     ============       =====       ============        ====

         The Company's stock option outstanding and exercisable at June 30, 2005 is summarized as follows:

                                                       Fixed Plan
                                Options outstanding                                 Options exercisable
                                                  Weighted average                               Weighted
                                            -----------------------------
               Range                           remaining      exercise                            average
             of prices          Shares           life           price           Shares        exercise price
-------------------------  ---------------  --------------  -------------  ---------------   -----------------
            $.04 - $.50        1,200,000         9 mo.         $   .21          1,200,000         $   .21
            ===========                          =====          ======                             ======
           $1.00 - $1.15         500,000         9 mo.         $  1.00            500,000         $  1.00
========================    ------------         =====            ====       ------------            ====
           $.04 - $1.15        1,700,000         9 mo.         $  .442          1,700,000         $  .442
           ============        =========         =====          ======          =========          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS:
         ---------------------

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004:

         During the three and six months ended June 30, 2005, the Company was actively seeking companies in which to merge or invest as well as reselling rights to market the Xboard(TM), a jet-powered personal watercraft.

         There were no revenues for the three and six months ended June 30, 2005 compared to revenues of $303,120 for the six months ended June 30, 2004. Revenues for 2004 consisted of commissions earned from selling contracts to subscribers for cellular telephone service, however, the Company is no longer engaged in that business. During the three and six months ended June 30, 2005, the Company resold rights to market the Xboard(TM) and collected $153,450, however, the equipment is not yet available. Accordingly, the Company has reported those sales as deferred revenue.

         Marketing expenses for the six months ended June 30, 2005 aggregated $726,714 compared to no marketing expenses for the six months ended June 30, 2004. Marketing expenses for 2005 consisted of $695,000 of share based payments relating to the resale of rights to market the Xboard(TM) and $31,714 of other marketing costs. General & administrative expense for the six months ended June 30, 2005 aggregated $3,818,902 compared to $524,342 for the six months ended June 30, 2004. The difference of $3,294,560 consisted of share based payments of $3,778,279 in 2005 for consulting and management expenses incurred in connection with the Company seeking other companies in which to merge or invest. Share based payments aggregated $189,500 in 2004 for consulting and management expenses incurred in connection with the Company seeking other companies in which to merge or invest.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of June 30, 2005 compared to December 31, 2004:

         The Company's total assets as of June 30, 2005 were $277,223 compared to $22,756 as of December 31, 2004. The increase of $254,467 consisted of the acquisition of $210,000 of rights to market the Xboard(TM) and net cash flow for the six months ended June 30, 2005.

         The Company's current liabilities as of June 30, 2005 were $2,598,903 compared to $2,623,105 as of December 31, 2004. However, total liabilities aggregated $2,735,045 compared to $2,623,105 as of December 31, 2004. The increase of $111,904 was due entirely to advances received from a shareholder for cash flow purposes and to acquire the rights to market the Xboard(TM) totaling $136,142 and the repayment of accounts payable of $25,002. The shareholder who provided the advances has agreed not to demand repayment before September 2006 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information Statement pursuant to Regulation 14C is incorporated herein by reference.

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

Date: August 22, 2005               CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President