Form 10QSB/A
period 2005-06-30
CYBERADS INC
filed 2005-08-24
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information Statement pursuant to Regulation 14C is incorporated herein by reference.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS


Exhibit
Number           Description of Document

31     Rule 13a-14(a)/15d-14(a) Certification (1)

32     Section 1350 Certification (1)

       (1)  Filed by reference to Form 10-QSB filed August 22, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2005               CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President