Form 10QSB
period 2005-09-30
CYBERADS INC
filed 2005-11-17
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005


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

                                 1-800-288-3099
                                ----------------
                           (Issuer's telephone number)




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

As of November 16, 2005, the number of outstanding shares of the issuer's common stock, $.001 par value, was 100,751,777 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS ............................................... 3

         Consolidated Unaudited Balance Sheets for the periods ended
                September 30, 2005 and December 31, 2004..................... 3

         Consolidated Unaudited Statements of Operations for the Three Months
               and Nine Months ended September 30, 2004 and 2005............. 4

         Consolidated Unaudited Statement of Cash Flows for the
                for the Three Months and Nine Months ended
                September 30, 2004 and 2005.................................. 5

         Notes to Consolidated Financial Statements.......................... 6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 11


ITEM 3.  CONTROLS AND PROCEDURES............................................. 12


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 13


SIGNATURES................................................................... 13

                                 CYBERADS, INC.

                      Consolidated Unaudited Balance Sheets
         For the periods ended September 30, 2005 and December 31, 2004

                                                                            September 30,        December 31,
                                                                                2005                 2004
                                                                         -----------------    -----------------
                                   Assets
Current asset -
   Cash                                                                   $           198      $             -

Property and equipment, net                                                        14,171               14,171

Marketing rights                                                                  210,000                    -

Deposits                                                                            8,585                8,585
                                                                           --------------       --------------

                                                                          $       232,954      $        22,756
                                                                           ==============       ==============
                   Liabilities and Net Capital Deficiency

Current liabilities:
   Note payable                                                           $       294,192      $       294,192
   Accounts payable                                                               804,220              829,222
   Accrued payroll and payroll related liabilities                                614,143              614,143
   Accrued liabilities                                                             39,793               38,993
   Payable to related parties                                                     786,555              786,555
   Loans payable - convertible debentures                                          60,000               60,000
                                                                           --------------       --------------
     Total current liabilities                                                  2,598,903            2,623,105

Deferred net revenue                                                              142,472                    -

Payable to stockholder                                                            191,609                    -


Net Capital Deficiency:
   Preferred stock; $.001 par value; authorized 500,000,000 shares, of which
    1,000,000 shares has been designated as Series A Convertible, shares
    issued and outstanding 835,660                                                    836                  836
   Common stock; $.001 par value; shares authorized 50,000,000; shares
    issued and outstanding 96,781,777 in 2005 (23,225,777 in 2004)                 96,782               23,226
   Common stock to be issued                                                       40,050              440,050
   Additional paid in capital                                                  22,584,648           16,170,085
   Retained deficit                                                           (25,422,346)         (19,234,546)
                                                                           --------------       --------------
     Net capital deficiency                                                    (2,700,030)         (2,600,349)
                                                                           --------------       --------------

                                                                          $       232,954      $        22,756

                             See accompanying notes.

                                 CYBERADS, INC.

                 Consolidated Unaudited Statements of Operations for the three months and nine months ended September 30, 2004 and 2005


                                                     Three months ended                 Nine months ended
                                                        September 30                      September 30
                                               ------------------------------    ------------------------------
                                                    2005             2004             2005             2004
                                               ---------------  -------------    ---------------  -------------
Revenues                                       $            -   $          -     $            -   $    303,120

Cost of revenues                                            -              -                  -              -
                                                -------------    -----------      -------------    -----------

Gross profit                                                -              -                  -        303,120

Operating expenses:
   Selling                                              3,692              -            730,406              -
   General and administrative                       1,632,190        231,482          5,451,092        755,824
                                                -------------    -----------      -------------    -----------
     Total operating expenses                       1,635,882        231,482          6,181,498        755,824
                                                -------------    -----------      -------------    -----------

Net loss from operations                           (1,635,882)      (231,482)        (6,181,498)      (452,704)

Other income (expenses):
   Other income                                             -              -                  -          4,847
   Interest expense and
    financing costs, net                               (5,502)        (9,663)            (5,502)       (15,663)
                                                -------------    -----------      -------------    -----------
     Total other expenses                              (5,502)        (9,663)            (5,502)       (10,816)
                                                -------------    -----------      -------------    -----------

Net loss before provision for
  income taxes                                     (1,641,384)      (241,145)        (6,187,000)      (463,520)

Provision for income taxes                                  -              -                800              -
                                                -------------    -----------      -------------    -----------


Net loss                                       $   (1,641,384)  $   (241,145)    $   (6,187,800)  $   (463,520)
                                                =============    ===========      =============    ===========



Net loss per common share                      $        (.029)  $      (.012)    $        (.154)  $      (.024)
                                                =============    ===========      =============    ===========

                             See accompanying notes.

                                 CYBERADS, INC.

                 Consolidated Unaudited Statements of Cash Flows for the Three Months and Nine Months ended September 30, 2004 and 2005


                                                     Three months ended                 Nine months ended
                                                        September 30                      September 30
                                               ------------------------------    ------------------------------
                                                    2005             2004             2005             2004
                                               ---------------  -------------    ---------------  -------------
Cash flows from operating activities:
  Net loss                                      $  (1,641,384)  $   (241,145)    $   (6,187,800)  $   (463,520)
  Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
    Deferred net revenue                                6,330              -            142,472              -
    Common stock issued in exchange for services    1,614,840        250,000          6,088,119        439,500
    Common stock issued in exchange for interest            -          9,663                  -          9,663
    Changes in assets and liabilities:
      Receivables                                           -              -                  -         20,380
      Outstanding checks in excess of cash in
       bank                                                 -              -                  -         13,567
      Accounts payable                                      -        (18,518)           (25,002)      (190,531)
      Accrued liabilities                                   -              -                800         69,941
                                                -------------    -----------      -------------    -----------
                                                      (20,214)             -             18,589       (101,000)
 Cash flows from investing activities -
   Purchase of marketing rights                             -              -           (210,000)             -
Cash flows from financing activities:
   Principal repayments of note payable                     -              -                  -        (11,000)
   Advances received from stockholder, net              5,945              -            191,609         47,000
   Proceeds from stock options
    exercised                                               -              -                  -         65,000
                                                -------------    -----------      -------------    -----------
                                                        5,945              -            191,609        101,000
                                                -------------    -----------      -------------    -----------

Net change in cash                                    (14,269)             -                198              -
Cash at beginning of period                            14,467              -                  -              -
                                                -------------    -----------      -------------    -----------

Cash at end of period                          $          198   $          -     $          198   $          -
                                                =============    ===========      =============    ===========


                                                     Three months ended                 Nine months ended
                                                        September 30                      September 30
                                               ------------------------------    ------------------------------
                                                    2005             2004             2005             2004
                                               ---------------  -------------    ---------------  -------------
Supplemental discourse of cash flow information -
   Cash paid for interest                      $        5,502   $          -     $        5,502   $          -
                                                =============    ===========      =============    ===========

   Supplemental disclosure of non-cash investing & financing activities:
   Common stock issued in exchange for payable to
    stockholder                                $            -   $    204,634     $            -   $    204,634
                                                =============    ===========      =============    ===========

   Accounts payable converted to note payable  $            -   $    185,192     $            -   $    185,192
                                                =============    ===========      =============    ===========


                             See accompanying notes.

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2005


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of September 30, 2005 and 2004 and for the three and nine months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

         Net income (loss) per common share: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 56,048,712 for the three months ended September 30, 2005 (20,208,386 for the three months ended September 30, 2004) and 40,163,794 for the nine months ended September 30, 2005 (19,115,193 for the nine months ended September 30, 2004).

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2005


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

2.       Operations
         ----------
         During the nine months ended September 30, 2005, management of the Company negotiated to purchase rights to market the Xboard(TM), a jet-powered personal watercraft. The Company, in turn, has been reselling those rights to distributors of water sports products. During the nine months ended September 30, 2005, the Company collected $171,450 from the resale of those rights.

         Management also plans to continue restructuring debt, seeking profitable products, reducing operating expenses, and seeking additional capital and debt financing until operations achieve profitability. Management of the Company believes the above actions, along with other plans, will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of September 30, 2005 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Marketing rights
         ----------------
         In March 2005, the Company committed to purchase rights to market the Xboard(TM), a jet-powered personal watercraft, from Aqua Xtremes, Inc. aggregating $5,000,000. The term of the rights are for 10 years from the time the Xboard(TM) is available for market. During the nine months ended September 30, 2005, the Company paid $210,000 toward the purchase agreement.

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

                                 CYBERADS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2005


5.       Accrued liabilities
         -------------------

         Accrued expenses consisted of the following at:
                                                                              September 30,       December 31,
                                                                                  2005               2004
                                                                           ------------------  ----------------
              Interest                                                           $     3,993      $     3,993
              California franchise taxes                                                 800                -
              Professional fees                                                       35,000           35,000
                                                                                  ----------       ----------

                                                                                 $    39,793      $    38,993
                                                                                  ==========       ==========

6.       Payable to related parties
         --------------------------
         Payable to related parties consisted of the following at:
                                                                              September 30,      December 31,
                                                                                  2005               2004
                                                                           ------------------  ----------------
              Advance due to a corporation owned by a former officer of the
               Company, bearing interest at 10% per annum, due on demand
               and unsecured                                                     $    54,000      $    54,000

              Advance due to a former officer of the Company, bearing
               interest at 10% per annum, due on demand and unsecured                732,555          732,555
                                                                                  ----------       ----------

                                                                                 $   786,555      $   786,555
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

8.       Payable to stockholder
         ----------------------
         The payable to stockholder consists of advances from Novanet Media, Inc. for working capital purposes. The advances are unsecured, non-interest bearing and due on demand; however, Novanet Media, Inc. has agreed not to demand repayment of the advances before November 2006 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


9.       Contingencies
         -------------
         The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities for 2005 and 2004 is approximately $540,800 of unpaid payroll taxes.

10.      Common stock transactions
         -------------------------
         Effective August 19, 2005, the Board of Directors of the Company approved to increase the authorized common stock from 50,000,000 shares to 500,000,000.

         During the nine months ended September 30, 2005, the Company issued an aggregate of 73,556,000 shares of its common stock in exchange for marketing, management, and consulting services. The share based payments were valued at the fair value of the services received. Management estimated the fair value based on the closing bid price of the Company's common stock on the date of issuance, the historical trend of the trading prices for its common stock, and the volume of shares traded. The Company recorded expenses aggregating $6,088,119 as a result of the share based payments.

11.      Stock options
         -------------
         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the nine months ended September 30, 2005:

                                                                            Fixed Plan
                                                                      Weighted                       Weighted
                                                                       average                        average
                                                                      exercise        Shares         exercise
                                                        Shares          price       exercisable        price
                                                   ---------------   -----------  ---------------  -----------
           Outstanding at January 1, 2005               1,900,000      $ .513          1,900,000       $.513
                                                                        =====       ============        ====
           Expired                                       (950,000)     $ .053
                                                     ------------       =====

           Outstanding at
             September 30, 2005                           950,000      $ .460            950,000       $.460
                                                     ============       =====       ============        ====

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


11.      Stock options (continued)
         -------------------------
         The Company's stock option outstanding and exercisable at September 30, 2005 is summarized as follows:

                                                       Fixed Plan
            ------------------------------------------------------------------------------------------------
                                Options outstanding                                 Options exercisable
            -------------------------------------------------------------  ---------------------------------
                                                  Weighted average                               Weighted
                                            -----------------------------
               Range                           remaining      exercise                            average
             of prices          Shares           life           price           Shares        exercise price
            -------------  ---------------  --------------  -------------  ---------------   ---------------
            $.04 - $.50         700,000          8 mo.         $  .267           700,000          $  .267
            ===========                          =====          ======                             ======
               $1.00            250,000          1 yr.         $  1.00           250,000          $  1.00
               =====         ----------          =====            ====        ----------             ====
           $.04 - $1.00         950,000          9 mo.         $  .460           980,000          $  .460
           ============         =======          =====          ======           =======           ======

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

RESULTS OF OPERATIONS
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and three months ended September 30, 2005 compared to the three months ended September 30, 2004:

                Nine months ended September 30               Decrease
                  2005                2004              Amount      Percentage
   Revenue     $          -       $    303,120        $    303,120         -
                ===========        ===========         ===========      =====

Revenue for the nine months ended September 30, 2004 resulted from the sale of cellular telephones. The Company ceased that business activity in the third quarter of 2004 as the business was unprofitable.

                Nine months ended September 30               Increase
                  2005                2004              Amount      Percentage
   Selling
    expenses   $    730,406       $          -        $    303,120         -
                ===========        ===========         ===========      =====

Selling expense for the nine months ended September 30, 2005 resulted from the sale of the X-board dealerships. That business activity began in 2005.

                                        Three months ended September 30                      Increase
                                          2005                     2004              Amount      Percentage
   General & administrative
     expenses                          $    1,632,190          $    231,482      $    1,400,708        605
                                        =============           ===========       =============    =========

                                        Nine months ended September 30                       Increase
                                          2005                     2004              Amount      Percentage
   General & administrative
     expenses                          $    5,451,092          $    755,824      $    4,695,268        621
                                        =============           ===========       =============    =========

General and administrative for the three and nine months ended September 30, 2005 increased as a result of additional management and consulting expenses primarily in an effort to identify additional business opportunities.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 compared to December 31, 2004:

                                                     As of September 30                      Increase
                                        ----------------------------------------  -----------------------------
                                               2005                    2004          Amount      Percentage
                                        --------------------  ------------------  -------------  --------------
   Marketing rights                        $       210,000       $          -      $    210,000         -
                                            ==============        ===========       ===========    =========


Marketing rights increased as a result of the Company's purchase of rights to resale X-Board dealerships to others.

                                                     As of September 30                      Increase
                                        ----------------------------------------  -----------------------------
                                               2005                    2004          Amount      Percentage
                                        --------------------  ------------------  -------------  --------------
   Deferred net revenue                    $       142,472       $          -      $    142,472         -
                                            ==============        ===========       ===========    =========

Deferred net revenue consisted of the resale of X-Board dealerships, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue.

                                                     As of September 30                      Increase
                                        ----------------------------------------  -----------------------------
                                               2005                    2004          Amount      Percentage
                                        --------------------  ------------------  -------------  --------------
   Payable to stockholder                  $       191,609       $          -      $    191,609         -
                                            ==============        ===========       ===========    =========

Payable to stockholder consisted of advances from a stockholder for working capital purposes.


ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS


Exhibit
Number           Description of Document

 3.1    Articles of Incorporation as Amended *

 3.2    Bylaws *

31.1    Rule 13a-14(a)/15d-14(a) Certification

32.1    Section 1350 Certification

*  Filed by reference to a prior filing by Registrant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2005               CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President