Form 10KSB/A
period 2004-12-31
CYBERADS INC
filed 2006-01-30
CIK 1121520

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                              AMENDMENT NUMBER 2 TO
                                   FORM 10-KSB
                                 --------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                        (Commission File No.) 333-62690
                                             -----------

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

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, CA on January 30, 2006.


CYBERADS, INC.

By:/s/ JEFF CRISWELL
Jeff Criswell
President and Chief Executive Officer

         In accordance with the requirements of the Securities Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                     DATE

/s/ JEFF CRISWELL                President and                01/30/06
Jeff Criswell                    Chief Executive Officer

                                 CYBERADS, INC.

                Years ended December 31, 2004 and 2003 (restated)

                                    CONTENTS
                                                                        Page
                                                                 ---------------

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CyberAds, Inc.

We have audited the accompanying consolidated balance sheets of CyberAds, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, net capital deficiency and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberAds, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a loss from operations of $520,520 and a working capital deficiency of $2,623,105. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 15 to the consolidated financial statements, the Company incorrectly reported in 2003 the acquisition of an investment in real estate aggregating $10,700,000 and common stock to be issued aggregating $440,000 in transactions that had not yet been completed.


                                                 /s/ TIMOTHY L. STEERS, CPA, LLC

April 7, 2005,  except  with  respect to Note 15
as to which the date is January 24, 2006
Portland, OR

                                 CYBERADS, INC.

                           Consolidated Balance Sheets

                                                                                       December 31
                                                                         -------------------------------------
                                                                                2004               2003
                                                                         -----------------   -----------------
                                                                                                (restated)
                                                 ASSETS
                                                 ------
Current asset -
   Accounts receivable                                                    $             -     $        20,380

Property and equipment, net                                                        14,171              14,171

Deposits                                                                            8,585               8,585
                                                                         -----------------   -----------------

                                                                          $        22,756     $        43,136
                                                                         =================   =================

                                 LIABILITIES AND NET CAPITAL DEFICIENCY
                                 --------------------------------------

Current liabilities:
   Outstanding checks in excess of cash in bank                           $             -     $         1,207
   Note payable                                                                   294,192             120,000
   Accounts payable                                                               869,222             737,748
   Accrued liabilities                                                            653,136             944,658
   Unearned revenue                                                                     -             130,960
   Advances from related parties                                                1,186,555           1,186,555
   Loans payable - convertible debentures                                          60,000              60,000
                                                                         -----------------   -----------------
       Total current liabilities                                                3,063,105           3,181,128

Advances from stockholder                                                               -             157,634

Commitments

Net capital deficiency:
   Preferred stock, $.001 par value, authorized 5,000,000
     shares, of which 1,000,000 shares has been designated
     as Series A Convertible, issued and outstanding 835,660
     shares in 2004 (no shares in 2003)                                               836                 836
   Common stock, $.001 par value, authorized 50,000,000
     shares, issued and outstanding 23,225,777 shares in
     2004 (18,325,777 shares in 2003)                                              23,226              18,326
   Common stock to be issued                                                           50                   -
   Additional paid-in capital                                                  16,170,085          15,399,238
   Accumulated deficit                                                        (19,234,546)        (18,714,026)
                                                                         -----------------   -----------------
       Total stockholders' equity (deficit)                                    (3,040,349)         (3,295,626)
                                                                         -----------------   -----------------

                                                                          $        22,756     $        43,136
                                                                         =================   =================

                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statement of Operations

                                                           Years ended December 31
                                                          2004              2003
                                                   ----------------   -----------------
Net revenues                                        $      303,120     $     4,197,128

Cost of revenues                                                 -           1,177,111
                                                   ----------------   -----------------

Gross profit                                               303,120           3,020,017

Selling expenses                                                 -           1,845,967

General and administrative expenses                        812,824           1,941,578
                                                   ----------------   -----------------

Loss from operations                                      (509,704)           (767,528)

Other income (expenses):
   Impairment of property and equipment                          -            (265,961)
   Other income, net                                         4,847              16,176
   Interest expense and financing costs, net               (15,663)           (183,798)
                                                   ----------------   -----------------
     Total other expenses                                  (10,816)           (433,583)
                                                   ----------------   -----------------

Net loss                                            $     (520,520)    $    (1,201,111)
                                                   ================   =================


Net loss per common share                           $        (.026)    $         (.084)
                                                   ================   =================

















                             See accompanying notes.

                                 CYBERADS, INC.

                Consolidated Statement of Net Capital Deficiency
                Years ended December 31, 2004 and 2003 (restated)

                          Convertible
                        preferred stock         Common stock        Common     Additional                   Deferred        Net
                     -------------------- -----------------------  stock to      paid-In      Accumulated   financing     capital
                       Shares     Amount     Shares      Amount    be issued     capital        deficit       costs      deficiency
                     ---------- --------- ------------ ---------- ----------- ------------- -------------- ----------- -------------
Balance at
   December 31,
   2002                      -   $     -   14,774,777   $ 14,775   $       -   $13,818,415   $(17,512,915)  $  (7,015)  $(3,686,740)

Shares issued in
   exchange for debt   835,660       836    1,250,000      1,250           -       921,074              -           -       923,160

Amortization of
   deferred financing
   costs                     -         -            -          -           -             -              -       7,015         7,015

Shares issued in
   exchange for
   services                  -         -    2,275,000      2,275           -       606,475              -           -       608,750

Shares issued for
   interest on
   convertible
   debentures                -         -       26,000         26           -        53,274              -           -        53,300

Net loss                     -         -            -          -           -             -     (1,201,111)          -    (1,201,111)
                     ---------- --------- ------------ ---------- ----------- ------------- -------------- ----------- -------------

Balance at
   December 31,
   2003 (restated)     835,660   $   836   18,325,777   $ 18,326   $       -   $15,399,238   $(18,714,026)  $       -   $(3,295,626)
                     ========== ========= ============ ========== =========== ============= ============== =========== =============

















                             Continued on next page.

                                 CYBERADS, INC.

                Years ended December 31, 2004 and 2003 (restated)

                          Convertible
                        preferred stock         Common stock        Common     Additional                   Deferred        Net
                     -------------------- -----------------------  stock to      paid-In      Accumulated   financing     capital
                       Shares     Amount     Shares      Amount    be issued     capital        deficit       costs      deficiency
                     ---------- --------- ------------ ---------- ----------- ------------- -------------- ----------- -------------
Balance at
   December 31,
   2003 (restated)     835,660   $   836   18,325,777   $ 18,326   $       -   $15,399,238   $(18,714,026)  $       -   $(3,295,626)

Shares issued for
   debt

Options exercised            -         -      500,000        500           -        64,500              -           -        65,000

Shares issued in
   exchange for
   payable to
   stockholder               -         -    2,000,000      2,000           -       212,297              -           -       214,297

Shares issued in
   exchange for
   Settlement                -         -       50,000         50          50       109,900              -           -       110,000

Shares issued in
   exchange for
   compensation &
   services                  -         -    2,350,000      2,350           -       384,150              -           -       386,500

Net loss                     -         -            -          -           -             -       (520,520)          -      (520,520)
                     ---------- --------- ------------ ---------- ----------- ------------- -------------- ----------- -------------
Balance at
   December 31,
   2004                835,660   $   836   23,225,777   $ 23,226   $      50   $16,170,085   $(19,234,546)  $       -   $(3,040,349)
                     ========== ========= ============ ========== =========== ============= ============== =========== =============















                             See accompanying notes.

                                 CYBERADS, INC.

                      Consolidated Statement of Cash Flows

                                                                                  Years ended December 31
                                                                                 2004              2003
                                                                          ----------------   -----------------
                                                                                                (restated)
Cash flows from operating activities:
   Net loss                                                                $     (520,520)    $    (1,201,111)
    Adjustments to reconcile net loss to net cash provided by
     used in operating activities:
       Provision for doubtful accounts                                                  -             382,217
       Impairment of long-lived assets                                                  -             265,961
       Impairment of inventories                                                        -             120,879
       Depreciation                                                                     -              19,494
       Amortization of deferred financing costs                                         -               7,015
       Common stock issued for compensation and services                          496,500             608,750
       Common stock issued for interest                                             9,663              53,300
       Changes in assets and liabilities:
         Accounts receivable                                                       20,380             671,163
         Inventories                                                                    -              35,355
         Deposits                                                                       -              68,666
         Other assets                                                                   -              24,785
         Outstanding checks in excess of cash in bank                              (1,207)              1,207
         Accounts payable                                                        (175,757)         (1,390,089)
         Accrued liabilities                                                       69,941             289,046
         Unearned revenue                                                               -             130,960
                                                                          ----------------   -----------------
                                                                                 (101,000)             87,598
Cash flows from investing activities -
   Capital expenditures                                                                 -             (13,967)
                                                                          ----------------   -----------------
                                                                                        -             (13,967)
Cash flows from financing activities:
   Cash overdraft                                                                       -            (112,649)
   Net proceeds from factored accounts receivable                                       -             342,237
   Principal repayments of note payable                                           (11,000)                  -
   Advances from related parties                                                   47,000                   -
   Advances from related parties                                                        -            (314,603)
   Repayments to officers                                                               -            (146,250)
   Net advances from stockholder                                                                      157,634
   Proceeds from sale of common stock                                              65,000                   -
                                                                          ----------------   -----------------
                                                                                  101,000             (73,631)
                                                                          ----------------   -----------------

Cash at end of year                                                        $            -     $             -
                                                                          ================   =================






                             Continued on next page.

                                 CYBERADS, INC.

                                                                                 Years ended December 31
                                                                                 2004              2003
                                                                          ----------------   -----------------
                                                                                                (restated)
Supplemental disclosure of cash flow information -
   cash paid during the year for interest and financing costs              $            -     $       206,697
                                                                          ================   =================

Supplemental disclosure of non-cash investing and financing activities:
   Factor payable renegotiated into notes payable                          $            -     $       120,000
                                                                          ================   =================

   Preferred stock issued in exchange for factor payable                   $            -     $       835,660
                                                                          ================   =================

   Common stock issued or to be issued in exchange for debt                $      204,634     $        87,500
                                                                          ================   =================

   Accounts payable to supplier converted to note payable                  $      185,192     $             -
                                                                          ================   =================






























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

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements for 2004 include the accounts of CyberAds and its wholly owned subsidiaries IDS Cellular, Inc. ("IDS") and The Vineyards, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. The operations of IDS The Vineyards, LLC are currently idle.

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

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

         Income taxes are determined using the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

2.       Operations
         ----------

         Management of the Company plans to continue to restructure debt, seek profitable products, reduce operating expenses, and seek additional capital and debt financing until operations achieve profitability. Management of the Company believes the

         ----------------------

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

3.       Property and equipment
         ----------------------

         Property and equipment consisted of the following at December 31:

                                                          2004         2003
                                                     ------------  ------------
           Furniture and fixtures                     $    2,598    $    2,598
           Leasehold improvements                         20,085        20,085
           Computer equipment                             19,551        19,551
                                                     ------------  ------------
                                                          42,234        42,234
            Less accumulated depreciation                (28,063)      (28,063)
                                                     ------------  ------------

                                                      $   14,171    $   14,171
                                                     ============  ============

4.       Notes payable
         -------------

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

6.       Advances from related parties
         -----------------------------

         Advances  from related  parties  consisted of the following at December
         31:

                                                                         2004            2003
                                                                     ------------  --------------
         Advance due to a corporation  owned by a former officer
           of the Company, bearing interest at 10% per annum,
           due on demand and unsecured.                               $    54,000   $     54,000

         Advance due to a former officer of the Company,  bearing
           interest at 10% per annum,  due on demand and
           unsecured                                                      732,555        732,555
                                                                     ------------  --------------

                                                                      $   786,555   $    786,555
                                                                     ============  ==============

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

8.       Advances from stockholder
         -------------------------

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

         The Company is currently in negotiations with an individual who has threatened a lawsuit against the Company, a former officer and a cellular phone service provider. The Company has offered to issue the individual 250,000 shares of common stock to settle any claims he may have against the Company. This individual has verbally accepted the settlement offer. The offer had no effect on the accompanying consolidated financial statements as consulting services totaling
         $27,500 owed this individual was previously recorded as accounts payable in the records of Cyberads.

         -----------------------------------------

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

10.      Capital stock transactions
         --------------------------

         On May 19, 2004, the Company issued 50,000 shares of its common stock to a former officer of the Company in lieu of compensation. The shares were valued at $1.59, the closing bid price of the Company's common stock on the date of issuance. The Company recorded compensation expense of $79,500 as a result of the issuance.

         On August 31, 2004, the Company issued 2,000,000 shares of its common stock to a major shareholder of Novanet Media, Inc. in exchange for consulting services. The shares were measured at the value of the services received because management of the Company considered that value to be a more reliable measure than the fair value of the common stock issued. The Company recorded professional fees of $250,000 as a result of the issuance.

         On November 1, 2004, the Company issued 300,000 shares of its common stock in exchange for consulting services. The shares were measured at the value of the services received because management of the Company considered that value to be a more reliable measure than the fair value of the common stock issued. The Company recorded professional fees of $57,000 as a result of the issuance.

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

         --------------------------------------

         On April 4, 2003, the Company issued 25,000 shares of its common stock to an investment-banking firm for services. The shares were measured at the value of the services received because management of the Company considered that value to be a more reliable measure than the fair value of the common stock issued. The Company recorded professional fees aggregating $1,250 during 2003 as a result of the issuance.

         On September 30, 2003, the Company issued 1,000,000 shares of its common stock to a major shareholder of Novanet Media, Inc. in exchange for management services. The shares were measured at the value of the services received because management of the Company considered that value to be a more reliable measure than the fair value of the common stock issued. The Company recorded professional fees aggregating $300,000 during 2003 as a result of the issuance.

         On December 31, 2003, the Company issued 250,000 shares of its common stock to an investment-banking firm for services. The shares were measured at the value of the services received because management of the Company considered that value to be a more reliable measure than the fair value of the common stock issued. The Company recorded professional fees aggregating $287,500 for 2003 as a result of the issuance.

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

         Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 148, the Company's net loss would have changed to the following pro-forma amount for the years ended December 31:
                                                                       2003
                                                                  --------------

              Net loss as reported                                 $ (1,201,111)
              Pro-forma effect                                         (280,000)
                                                                  --------------

              Pro-forma net loss                                   $ (1,481,111)
                                                                  ==============

              Basic and diluted net loss per share as reported     $      (.084)
              Pro-forma effect                                            (.006)
                                                                  --------------

              Pro-forma basic and diluted net loss per share       $      (.090)
                                                                  ==============

12.      Stock options
         -------------

         The Company's stock option activity for options granted to employees and non-employees is summarized as follows for the years ended December 31:

                                                                            Fixed Plan
                                                   -----------------------------------------------------------
                                                                      Weighted                      Weighted
                                                                       average                       average
                                                                      exercise        Shares        exercise
                                                        Shares          price       exercisable       price
                                                   ---------------   -----------  ---------------  -----------
           Outstanding at
              January 1, 2003                           8,150,000     $     .82        8,150,000    $     .82
                                                                                  ===============  ===========
           Expired                                       (225,000)          .70
           Cancelled                                   (5,000,000)            -
                                                   ---------------
           Outstanding at
              December 31, 2003                         2,925,000           .48        2,925,000    $     .48
                                                                                  ===============  ===========
           Exercised                                     (500,000)          .13
           Expired                                       (300,000)         1.04
           Cancelled                                     (225,000)          .25
                                                   ---------------
           Outstanding at
              December 31, 2004                         1,900,000     $     .51        1,900,000    $     .51
                                                   ===============   ===========  ===============  ===========

         The Company's stock option outstanding and exercisable at December 31, 2004 is summarized as follows:

                                                   Fixed Plan
--------------------------------------------------------------------------------------------------------------
                            Options outstanding                                   Options exercisable
-------------------------------------------------------------------------  -----------------------------------
                                                  Weighted average
                                            -----------------------------                         Weighted
               Range                           remaining      exercise                            average
             of prices          Shares           life           price           Shares        exercise price
          ---------------  ---------------  --------------  -------------  ---------------   -----------------
            $.04 - $.99        1,200,000      1 yr. 5 mo.      $  .27          1,200,000          $   .27
          ===============                   ==============  =============                    =================
           $.99 - $1.25          700,000      1 yr. 2 mo.       $1.03            700,000          $ 1.03
          ===============  ---------------  ==============  =============  ---------------   =================
           $.04 - $1.25        1,900,000        2 years        $  .51          1,900,000          $   .51
          ===============  ===============  ==============  =============  ===============   =================

13.      Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                                   2004              2003
                                                                             ----------------  ---------------
           Deferred tax asset - net operating loss carryovers                 $    6,539,600    $   6,362,600
           Valuation allowance for deferred tax asset                             (6,539,600)      (6,362,600)
                                                                             ----------------  ---------------

                Net deferred income taxes                                     $            -    $           -
                                                                             ================  ===============

         ------------------------

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

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

                                                          2004           2003
                                                       ------------  -----------
         Tax at statutory rates                         $ (176,977)   $(408,378)
         Differences resulting from:
            Non-deductible and other items                     (23)         178
            Change in deferred tax valuation allowance     177,000      408,200
                                                       ------------  -----------

              Provision for income taxes                $        -    $       -
                                                       ============  ===========

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

         -----------------------

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

15.      Prior period adjustments
         ------------------------

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

         In 2003 the Company incorrectly reported common stock to be issued in exchange for accounts payable of $440,000 in a transaction that had not yet been completed. The debtors agreed to accept common stock of the Company in exchange for their payable however have not yet demanded issuance of the common stock. The adjustment resulted in an increase of $440,000 in previously reported current liabilities, a decrease of $440,000 in previously reported net capital deficiency, and a decrease of $440,000 of previously reported net cash provided by operating activities. The adjustment did not have any effect on previously reported net loss or net loss per share.

16.      Recently issued pronouncements
         ------------------------------

         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives

         ------------------------------------------

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