Form 10QSB/A
period 2005-03-31
CYBERADS INC
filed 2006-01-30
CIK 1121520

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
           ============        =========        ======          ======          =========          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS:
--------------

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Three months  ended March 31, 2005  compared to the three months ended March 31,
--------------------------------------------------------------------------------
2004:
-----

         During the three months ended March 31, 2004, the Company was actively seeking companies in which to merge or invest as well as reselling rights to market the Xboard(TM), a jet-powered personal watercraft.

         There  were no  revenues  for the three  months  ended  March 31,  2005 compared to revenues of $145,000 for the three months ended March 31, 2004. Revenues for 2004 consisted of commissions earned from selling contracts to subscribers for cellular telephone service, however, due to the Company's limited sales resources limited effort was devoted toward that business. During the three months ended March 31, 2005, the Company devoted its efforts to the resale of rights to market the Xboard(TM) and collected $10,000, however, the equipment is not yet available. Accordingly, the Company has reported those sales as deferred revenue.

         Marketing expenses for the three months ended March 31, 2005 aggregated $695,000 compared to no marketing expenses for the three months ended March 31, 2004. Marketing expenses for 2005 were share based payments relating to the resale of rights to market the Xboard(TM). General & administrative expense for the three months ended March 31, 2005 aggregated $1,412,715 compared to $104,842 for the three months ended March 31, 2004. The difference of $1,307,873 consisted of share based payments of $1,378,000 for consulting and management expenses incurred in connection with the Company seeking other companies in which to merge or invest.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of March 31, 2005 compared to December 31, 2004:
---------------------------------------------------

         The Company's total assets as of March 31, 2005 were $178,683 compared to $22,756 as of December 31, 2004. The increase of $155,927 consisted of the acquisition of $145,000 of rights to market the Xboard(TM) and net cash received from the sale of those marketing rights.

         The Company's current liabilities as of March 31, 2005 were $2,628,103 compared to $2,623,105 as of December 31, 2004. However, total liabilities aggregated $2,813,744 compared to $2,623,105 as of December 31, 2004. The increase of $185,644 was due entirely to advances received from a shareholder for cash flow purposes and to acquire the rights to market the Xboard(TM). The shareholder has agreed not to demand repayment of the advances before June 2006 and unless cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

3.1(a) Articles of Incorporation (Incorporated by reference)

3.1(b) Amendment to Articles of Incorporation (Incorporated by reference)

3.2    ByLaws (Incorporated by reference)

4.0 Description of Series A Convertible Preferred Stock (Incorporated by reference)

31.1   Rule 13a-14(a)/15d-14(a) Certification

31.2   Rule 13a-14(a)/15d-14(a) Certification

32.1   Section 1350 Certification

32.2   Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 2006           CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President
                                 and Chief Executive Officer