Form 10QSB/A
period 2005-06-30
CYBERADS INC
filed 2006-01-30
CIK 1121520

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

RESULTS OF OPERATIONS
---------------------

Three and six months  ended June 30,  2005  compared to the three and six months
--------------------------------------------------------------------------------
ended June 30, 2004:
--------------------

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

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of June 30, 2005 compared to December 31, 2004:
--------------------------------------------------

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