Form 10QSB/A
period 2005-09-30
CYBERADS INC
filed 2006-01-30
CIK 1121520

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

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                               September 30, 2005


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
                                                     ============       =====       ============        ====

                                 CYBERADS, INC.

                   Consolidated Notes to Financial Statements
                               September 30, 2005


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

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 2005 compared to the nine months ended September
--------------------------------------------------------------------------------
30, 2004 and three months ended  September 30, 2005 compared to the three months
--------------------------------------------------------------------------------
ended September 30, 2004:
-------------------------

                                Nine months ended September 30             Decrease
                                ------------------------------  ------------------------------
                                     2005            2004           Amount        Percentage
                                --------------  --------------  --------------  --------------
   Revenue                       $          -    $    303,120    $    303,120         -
                                ==============  ==============  ==============  ==============

Revenue for the nine months ended September 30, 2004 resulted from the sale of cellular telephones. Due to the Company's limited sales resources limited effort was devoted toward that business.

                                Nine months ended September 30             Increase
                                ------------------------------  ------------------------------
                                     2005            2004           Amount        Percentage
                                --------------  --------------  --------------  --------------
   Selling expenses              $    730,406    $          -    $    303,120         -
                                ==============  ==============  ==============  ==============

Selling expense for the nine months ended September 30, 2005 resulted from the sale of the X-board dealerships. That business activity began in 2005.

                                Three months ended September 30             Increase
                                -------------------------------  -------------------------------
                                     2005             2004           Amount         Percentage
                                --------------   --------------  --------------   --------------
   General & administrative
     expenses                    $  1,632,190     $    231,482    $  1,400,708          605
                                ==============   ==============  ==============   ==============


                                Nine months ended September 30             Increase
                                ------------------------------  ------------------------------
                                     2005            2004           Amount        Percentage
                                --------------  --------------  --------------  --------------
   General & administrative
     expenses                    $  5,451,092    $    755,824    $  4,695,268         621
                                ==============  ==============  ==============  ==============

General and administrative for the three and nine months ended September 30, 2005 increased as a result of additional management and consulting expenses primarily in an effort to identify additional business opportunities.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 compared to December 31, 2004:

                                        As of September 30                 Increase
                                ------------------------------  ------------------------------
                                     2005            2004           Amount        Percentage
                                --------------  --------------  --------------  --------------
   Marketing rights              $    210,000    $          -    $    210,000         -
                                ==============  ==============  ==============  ==============


Marketing rights increased as a result of the Company's purchase of rights to resale X-Board dealerships to others.

                                        As of September 30                 Increase
                                ------------------------------  ------------------------------
                                     2005            2004           Amount        Percentage
                                --------------  --------------  --------------  --------------
   Deferred net revenue          $    142,472    $          -    $    142,472         -
                                ==============  ==============  ==============  ==============

Deferred net revenue consisted of the resale of X-Board dealerships, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue.

                                        As of September 30                 Increase
                                ------------------------------  ------------------------------
                                     2005            2004           Amount        Percentage
                                --------------  --------------  --------------  --------------
   Payable to stockholder        $    191,609    $          -    $    191,609         -
                                ==============  ==============  ==============  ==============

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

Date: January 30, 2006           CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President,
                                 Chief Executive Officer