Form 10KSB
period 2004-12-31
CYBERADS INC
filed 2006-05-19
CIK 1121520

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-KSB

                                 --------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                        (Commission File No.) 333-62690
                                             -----------

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

         Revenues for the year ended December 31, 2005: $0

         The aggregate market value of voting stock held by nonaffiliates of CyberAds, Inc. ("CYAD") common stock, as of May 17, 2006 was approximately $2,820,000 based on the last sale price of such stock as reported by OTCBB. The number of shares outstanding of the registrant's common stock, as of May 17, 2006 was 132,846,915

         Documents incorporated by reference.  None

         Transitional Small Business Disclosure Format (check one):
                                                                Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


                                                                           PAGE



PART I                                                                        3

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              4

Item 3.  Legal Proceedings                                                    4

Item 4.  Submission of Matters to a Vote of Security Holders                  4


PART II                                                                       4

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 4

Item 6.  Management's Discussion and Analysis or Plan of Operation            5

Item 7.  Financial Statements                                                 9

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                             9

Item 8a  Controls and Procedures                                              9

PART III                                                                      9

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                    9

Item 10. Executive Compensation                                              10

Item 11. Security Ownership of Certain Beneficial Owners and Management      11

Item 12. Certain Relationships and Related Transactions                      11

Item 13. Exhibits                                                            11

Item 14. Principal Accountant Fees and Services                              12


Signatures                                                                   12

Certifications

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

CyberAds, Inc., a Florida corporation ("CYAD" or the "Company"), was organized on April 12, 2000, under the laws of the State of Florida. On August 10, 2005 the Company changed domiciles to Nevada. We initially compiled member lists through an Internet based opt in email list and marketed cellular phone services through an affiliate program. Our affiliate program worked by paying participating third party web sites commissions for referring cellular phone customers to our "freecellular.com" website. A third party website would receive a commission if a customer it refers to us purchases a cellular phone or cellular service. All of our revenues during 2004 were derived from our cellular phone marketing services. In December 2004, we determined that our previously announced acquisition of a 22% interest in The Vineyards Country Club ("The Vineyards") would not be completed due to due diligence items discovered during our review that management determined were too risky and not in the best interest of our over business development strategy.

During 2004, we focused on reviewing potential business models in both the Internet and real estate sectors for the possible acquisition of a business opportunity. After considerable review, we determined our Internet business model on cellular phones was not profitable and we discontinued active marketing via third party affiliate web sites. We have remained in the cellular phone business through a telemarketing agreement with a third party affiliate that is compensated only on sales of cellular services after confirmation by our third party fulfillment center. The telemarketing agreement model has reduced our liability on cancellations and returns as we now are paid on net sales after the termination period has passed. As of 2005 we discontinued marketing of cellular phones. During 2004, we became involved with the extreme sports industry through an affiliation with Aqua Xtremes Inc. and their product XBoard to assist with development of Aqua Xtremes web site for consumers and Distributors. Aqua Xtremes designs, manufactures and markets personal water sports equipment. Its most notable product is the Xboard, a jet-powered personal watercraft. During the course of our investigation and research for the web site, we developed a sales and marketing plan that has subsequently been adopted by Aqua Xtremes. We have entered into a letter agreement with Aqua Xtremes to provide sales and marketing support both online and for the development of the distribution network in North America. We plan to develop a network of distributors and dealers for Aqua Xtremes and implement a strategic marketing plan that we expect will provide revenues as Aqua Xtremes begins delivery of the XBoard. To maximize this opportunity, we will expect to enter into contracts with consultants for the representation and recruitment of distributors and dealers. We anticipate that we will be involved in the development of additional product lines and services for extreme sports market.

During 2005, we expanded our involvement with extreme sports products and secured relationships with Rhino Off Road Industries, and Planet X TV. These relationships provide for the Company to market and develop distribution, dealers, and advertisers, and are compensated through commissions based on successful recruiting of Distributors, Dealers and Advertisers to each company. During 2005 we were focused on development stage activities on both Rhino and Planet X. As of December 31, 2005 XBoard has not been released for sale to consumers or Distributors.

GOVERNMENT REGULATION
At present, there are no specific regulations or approvals required by or from the Federal Government or state agencies for marketing the extreme sports products we offer over the Internet. We are aware of no proposed regulations that may have an effect upon our business as a seller of extreme sports products.

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

PERSONNEL

As of the date of this report, we have two full time employee as well as a number of part time relationships with contractors for certain services. None of CYAD's personnel are covered by collective bargaining agreements.

ITEM 2. PROPERTIES
During 2005, our offices were located in a 2,000 square foot facility located at 370 Amapola, Suite 202, Torrance, California. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS Effective August 19, 2005, the Registrant amended its Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock. In addition, effective August 10, 2005, the Registrant changed its state of incorporation from Florida to Nevada. These actions were taken pursuant to the consent action of the holder of the majority voting power of the Registrant. An Information Statement pursuant Regulation 14C under the Securities Exchange Act of 1934. was furnished to all of the Company's shareholders in connection with the consent action taken.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and
        Small Business Issuer Purchases of Equity Securities

The principal United States market for our common stock is the OTC Bulletin Board. The following are the high and low closing sale prices for our common stock for each quarter during the previous two years.

                                                    HIGH           LOW
                                                  --------       --------
FISCAL 2005
Fourth Quarter (through December 31, 2005)        $   0.09       $   0.02
Third Quarter (through September 30, 2005)        $   0.22       $   0.05
Second Quarter (through June 30, 2005)            $   0.27       $   0.09
First Quarter (through March 31, 2005)            $   0.56       $   0.06

FISCAL 2004
Fourth Quarter (through December 31, 2004)        $   2.10       $   0.85
Third Quarter (through September 30, 2004)        $   1.50       $   0.27
Second Quarter (through June 30, 2004)            $   0.51       $   0.02
First Quarter (through March 31, 2004)            $   0.13       $   0.04

The above prices presented are bid prices that represent prices between broker-dealers and do not include retail mark-ups and markdowns for any commissions paid to the dealer. These prices may not reflect actual transactions.

The Company has not paid any dividends

There are 72 shareholders of record as May 17, 2006 holding 132,846,915 shares of common stock.

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

OVERVIEW

CyberAds did not record revenues during 2005. We discontinued the third party affiliate sales of Cellular phones and services during 2004, and discontinued all cellular sales in 2005 due to the financial losses inherent with the commission structure paid to third party affiliates. The affiliates commission was earned on "leads" provided, rather than on sales made, therefore the cancellations and returns on cellular phones were not recouped from the third party affiliate and the losses became CyberAds expense. During 2005 we focused on developing a new business plan in the extreme sports sector and marketing of its lifestyle. We engaged with three primary products during 2005, XBoard, Rhino, and Planet X TV.

RELATED PARTIES AND RELIANCE ON CERTAIN PROVIDERS We rely on the manufacturers of XBoard, Rhino, and Planet X TV for the inventory and production of products specific to our reselling rights.

RECENT EVENTS
As noted above we entered into relationships with Aqua Xtremes, Inc., and its products XBoard, whereby the company was provided exclusive rights to resell distribution and dealers within a defined territory. During 2005 we developed a resell relationship with Rhino Off Road Industries whereby the company would recruit and demonstrate the Rhino product line to Distributors, Dealers, and consumers. During 2005 we developed a relationship with Planet X TV whereby the company would be compensated for recruiting advertisers and sponsors for the Planet X TV shows.
                                        5

During 2005 we engaged in multiple negotiations with Internet and Extreme Sports / Lifestyle companies on merger and acquisition discussions, as of December 31, 2005 we were not party to any binding letter of intents.

PATENTS AND PROPRIETARY RIGHTS
We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004
We reported revenues of $0 and $303,120 for the years ending December 31, 2005 and 2004, respectively, losses of $7,783,970 and $520,520 during the years ended December 31, 2005 and 2004, respectively. The reduction in revenue from 2005 to 2004 is attributed to the change in business plan, and our effort to develop into an extreme sports and lifestyle sector company. The Increase in losses was due to the developmental stage of the company, and the delay in delivering XBoard to the market in 2005.

RESULTS OF OPERATIONS
---------------------

Twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004.
--------------------------------------------------------------------------------


                                                               Decrease
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

          Revenue   $           0   $     303,120   $    303,120     - 100%
                    ==============  ==============  ============  ==============


Revenue for the twelve months ended December 31, 2004 resulted from the sale of Cellular phone plans through Inphonic. In 2005 we discontinued marketing of cellular phones. The Company did not recognize revenue in 2005 for the sales of XBoard, Rhino, or Planet X. In 2005, all efforts were put towards the sales and marketing of XBoard, Rhino, and Planet X, and the recruitment of extreme sports oriented product distribution for which no revenue has been obtained to date.

                                                               Decrease
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

   G&A Expenses     $      681,731  $      812,824 $     131,093       16%
                    ==============  ==============  ============  ==============

G & A Expenses for the twelve months ended December 31, 2005 resulted from the sale of the XBoard distribution, recruitment of new products, and expenses for consultants and management relating to the extreme sports segment. G&A expenses decreased in 2005 vs 2004 as a result of the discontinuance of sales of cellular phone plans, specifically the cost of administrating the sales.

                                                               Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

Marketing
Expenses            $    5,605,613  $            0  $  5,605,613       100%
                    ==============  ==============  ============  ==============

Marketing Expenses for the twelve months ended December 31, 2005 increased due to efforts on securing distribution for XBoard, Rhino, and Planet X TV. Marketing costs include production of TV spots, trade shows, product demonstrations, consultants, and efforts toward recruitment of extreme sports products for the company to resell.


                                                               Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

Selling
Expenses            $    1,412,253  $            0  $  1,412,253       100%
                    ==============  ==============  ============  ==============


Selling Expenses for the twelve months ended December 31, 2005 increased as a result of additional management and consulting expenses primarily in an effort to represent additional business opportunities, and present distribution opportunities of XBoard, Rhino, and Planet X.

                                                               Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

Other Income        $        5,430  $        4,847  $        583        12%
                    ==============  ==============  ============  ==============

Other Income for the twelve months ended December 31, 2005 was derived by a marketing activity related to a promotion on a product line.

                                                               Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

Gain on Forgiveness
of debt             $        2,500  $            0  $      2,500       100%
                    ==============  ==============  ============  ==============


Gain on Forgiveness of debt for the twelve months ended December 31, 2005 was provided through forgiveness of debt by note holder at time of conversion.

                                                               Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

Interest Expense   $        78,132  $       15,663  $     62,469       398%
                    ==============  ==============  ============  ==============

Interest expense for the twelve months ended December 31, 2005 increased to $78,132 versus $15,663 in 2004. The increase of $62.469 was attributable to interest on notes to related parties, and advances from stockholder.

                                                               Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

Loss on Abandonment    $14,171         $0               $14,171         100%
Of Assets
                    ==============  ==============  ============  ==============

Loss on Abandonment of Assets for the twelve months ended December 31, 2005 increased by $14,171 over year end 2004. The Company abandoned fixtures, furnishings and equipment in its Florida offices upon its relocation to offices in California. The equipment abandoned was miscellaneous desks, computer equipment and filing type cabinets.


FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005 compared to December 31, 2004:


                                                As of December 31, 2005 Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

   Marketing rights $      210,000  $            0  $    210,000       100%
                    ==============  ==============  ============  ==============



Marketing rights increased as a result of the Company's purchase of rights to resale X-Board dealerships to others.


                                                As of December 31, 2005 Increase
                    ------------------------------  ----------------------------
                         2005            2004          Amount       Percentage
                    --------------  --------------  ------------  --------------

   Deferred net     $      172,453  $            0  $    172,453       100%
   Revenue
                    ==============  ==============  ============  ==============

Deferred net revenue consisted of the resale of X-Board dealerships, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue.

LIQUIDITY AND CAPITAL RESOURCES

CYAD has not been profitable and
has experienced negative cash flow from operations due to its development stage, and substantial ongoing investment in development efforts. Consequently, CYAD has been dependent on the sales of equity to fund cash requirements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of CYAD are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 4, 2006, the Registrant's terminated the services of its certifying auditors, Timothy L. Steers, CPA, LLC ("Steers "). During the period of engagement from December 2003, through January 4, 2006, there were no disagreements between the Registrant and Steers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Steers would have caused Steers to make reference to the matter in its reports on the Registrant's financial statements, had any such reports been issued. During the period of engagement from December 2003 through September 20, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. Effective January 6, 2006, the Registrant has engaged Williams & Webster, P.S. Certified Public Accountants, Spokane, Washington, as the Registrant's certifying auditors.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors hold office until the next succeeding annual meeting of shareholders, or until there successors have been elected and qualified.

Our directors, executive officers and significant employees are as follows:
NAME                   AGE              POSITION
----                   ---              --------
Jeff Criswell          42               President, Director

Walter Tatum           47               Secretary, Chairman of the Board of
                                        Directors

August A. DeAngelo     35               Director

DIRECTORS AND EXECUTIVE OFFICERS

Walter Tatum has served as our Secretary and director since December 2003. Prior to joining Cyberads, Mr. Tatum was Vice President of Sales for DMX Music, a subsidiary of Liberty Media, for 9 years.

Jeff Criswell has served as our President and director since April 2005. Prior to joining CyberAds, Mr. Criswell was Vice President of Sales for a cashable voucher company.

August A. DeAngelo has served as a director of CyberAds since April 2005. Mr. DeAngelo is employed as President of Styles For Less, a women's retail chain headquartered in California.

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

Position             Year   Annual Compensation   Long Term Compensation
--------             ----   -------------------   ----------------------

Walter Tatum,        2005        $300,000                  None
Secretary,
Chairman of the Board

Jeff Criswell,       2005        $120,000                  None
President, Director


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of common stock by each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

Common Stock     Walter  Tatum               250,000                     *
                 1681 Loma Roja Drive
                 Santa Ana, CA 92705

Common Stock     Jeff Criswell                   0                       *
                 1451 SW 150 Hwy
                 Lee Summit, MO 64082

Common Stock     August A. DeAngelo              0                       *
                 19162 Mesa Dr.
                 Villa Park, CA  92861

All officers and directors
(three persons)                                 250,000                  *

* Less than one percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005, Walter Tatum, the Company's Secretary and Chairman of the Board of Directors, advanced to the Company a total of $32,500. The funds advanced were used by the Company for working capital purposes.

ITEM 13. EXHIBITS
Exhibits

Exhibit No.  Description of Document
----------   ----------------------------

3.1(a) *     Articles of Incorporation
3.1(b) *     Articles of Amendment
3.2 *        Bylaws
4.0 *        Form of Stock Certificate
4.1 *        Certificate of Designation of Series B Convertible Preferred Stock
4.2 *        Certificate of Designation of Series C Convertible Preferred Stock

* Incorporated by reference

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  2005    2004
                -------  -------
Audit fees      $33,944  $29,600


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

SIGNATURE                           TITLE                     DATE

/s/ JEFF CRISWELL                President                 May 18, 2006
Jeff Criswell

                                 CYBERADS, INC.

                Years ended December 31, 2005 and 2004 (restated)

                                    CONTENTS
                                                                     Page
                                                                     ----

Report of Independent Auditor's..................................    F-2

Consolidated Financial Statements:
   Balance sheets................................................    F-3
   Statements of operations......................................    F-4
   Statements of net capital deficiency..........................    F-5
   Statements of cash flows......................................    F-6
   Notes to consolidated financial statements....................    F-7

Board of Directors
Cyberads, Inc.
Torrance, California


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Cyberads, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from January 1, 2005 (inception of the current development stage) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cyberads, Inc. as of December 31, 2004, were audited by other auditors whose report dated April 7, 2005, except with respect to Note 15 of the December 31, 2004 amended financial statements as to which the date is January 24, 2006, included an explanatory paragraph that described the conditions present which raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberads, Inc., as of December 31, 2005 and the results of its operations, stockholders' deficit and its cash flows for the year then ended and for the period from January 1, 2005 (inception of the current development stage) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WILLIAMS & WEBSTER, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 17, 2006

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------


                                                                                              December 31
                                                                                           ---------------------------------
                                                                                                2005              2004
                                                                                           ---------------   ---------------
ASSETS

       CURRENT ASSETS
             Loan receivable                                                             $          7,500  $              -
             Deposits                                                                              15,000             8,585
                                                                                           ---------------   ---------------
                  Total Current Assets                                                             22,500             8,585
                                                                                           ---------------   ---------------

       PROPERTY AND EQUIPMENT, NET                                                                      -            14,171
                                                                                           ---------------   ---------------


       TOTAL ASSETS                                                                      $         22,500  $         22,756
                                                                                           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       CURRENT LIABILITIES
             Accounts payable                                                            $      1,063,251  $        869,222
             Bank overdrafts                                                                       15,108                 -
             Accrued liabilities                                                                  971,762           653,136
             Deferred revenue                                                                     172,453                 -
             Notes payable                                                                        294,192           294,192
             Convertible debt                                                                           -            60,000
             Notes payable - related parties                                                    1,226,161         1,186,555
                                                                                           ---------------   ---------------

                  Total Current Liabilities                                                     3,742,927         3,063,105
                                                                                           ---------------   ---------------

       COMMITMENTS AND CONTINGENCIES                                                                    -                 -
                                                                                           ---------------   ---------------

       STOCKHOLDERS' EQUITY (DEFICIT)
             Preferred stock, $.001 par value; 5,000,000 shares authorized
                  Series A - 835,660 shares issued and outstanding                                    836               836
                  Series B - 1,000,000 and 0 shares issued and outstanding, respectively            1,000                 -
             Common stock, $.001 par value; 500,000,000 shares authorized,
                  123,351,777 and 23,225,777 shares issued and oustanding,
                  respectively                                                                    123,352            23,226
             Additional paid-in capital                                                        23,172,901        16,170,135
             Accumulated deficit prior to current development stage                           (19,234,546)      (19,234,546)
             Accumulated deficit in development stage                                          (7,783,970)                -
                                                                                           ---------------   ---------------
                  Total Stockholders' Equity (Deficit)                                         (3,720,427)       (3,040,349)
                                                                                           ---------------   ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $         22,500  $         22,756
                                                                                          ===============   ===============

    The accompanying Notes are an Integral part of these financial statements

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------

                                                                                                                  From
                                                                                                              inception of
                                                                                                              development
                                                                                                                 stage
                                                                                                               January 1,
                                                                                                                  2005
                                                                                                                   to
                                                                             Years Ended December 31          December 31
                                                                        -----------------------------------
                                                                            2005                 2004             2005
                                                                        --------------       --------------  ---------------

REVENUES                                                              $             -     $        303,120 $              -
                                                                        --------------       --------------  ---------------

OPERATING EXPENSES
     General and administrative                                               681,731              812,824          681,731
     Marketing expenses                                                     5,605,613                    -        5,605,613
     Selling expenses                                                       1,412,253                    -        1,412,253
                                                                        --------------       --------------  ---------------
         TOTAL OPERATING EXPENSES                                           7,699,597              812,824        7,699,597
                                                                        --------------       --------------  ---------------

LOSS FROM OPERATIONS                                                       (7,699,597)            (509,704)      (7,699,597)
                                                                        --------------       --------------  ---------------

OTHER INCOME (EXPENSES)
     Other income                                                               5,430                4,847            5,430
     Gain on forgiveness of debt                                                2,500                    -            2,500
     Interest expense                                                         (78,132)             (15,663)         (78,132)
     Loss on abandonment of assets                                            (14,171)                   -          (14,171)
                                                                        --------------       --------------  ---------------
         TOTAL OTHER INCOME (EXPENSES)                                #       (84,373)             (10,816)#        (84,373)
                                                                        --------------       --------------  ---------------

LOSS BEFORE TAXES                                                          (7,783,970)            (520,520)      (7,783,970)

INCOME TAXES                                                                        -                    -                -
                                                                        --------------       --------------  ---------------

NET LOSS                                                              $    (7,783,970)    $       (520,520) $    (7,783,970)
                                                                        ==============       ==============  ===============

     NET LOSS PER COMMON SHARE,
         BASIC AND DILUTED                                            $         (0.14)    $          (0.03)
                                                                        ==============       ==============

     WEIGHTED AVERAGE NUMBER OF
         COMMON STOCK SHARES
         OUTSTANDING, BASIC AND DILUTED                                    55,789,056           20,020,000
                                                                        ==============       ==============

    The accompanying Notes are an Integral part of these financial statements

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                       Additional   During
                                          Convertible Preferred StoCommon Stock        Paid-in    Development
                                         -------------------------------------------
                                           Shares      Amount    Shares       Amount   Capital       Stage        Totals
                                         ----------  --------  -----------  --------  ----------  ------------ ------------

Balance, December 31, 2003                 835,660  $    836 # 18,325,777  $ 18,326  $15,399,238 $(18,714,026)  (3,295,626)

Options exercised                                -         -      500,000       500      64,500             -       65,000

Shares issued in exchange for payable
to shareholer                                    -         -    2,000,000     2,000     212,297             -      214,297

Shares issued in exchange for settlement         -         -      100,000       100     109,900             -      110,000

Shares issued in exchange for compensation
& services                                       -         -    2,300,000     2,300     384,200             -      386,500

Net loss for year ending December 31, 2004       -         -            -         -           -      (520,520)    (520,520)
                                         ----------  --------  -----------  --------  ----------  ------------ ------------

Balance, December 31, 2004                 835,660       836   23,225,777    23,226   16,170,135  (19,234,546)  (3,040,349)

Shares issued for consulting expense             -         -   99,626,000    99,626   6,846,766             -    6,946,392

Shares issued for debt                           -         -      500,000       500      57,000             -       57,500

Shares issued in exchange for
compensation                             1,000,000     1,000            -         -      99,000             -      100,000

Net loss for year ending December 31, 2005       -         -            -         -           -    (7,783,970)  (7,783,970)
                                         ----------  --------  -----------  --------  ----------  ------------ ------------

Balance, December 31, 2005               1,835,660  $  1,836   123,351,777 $123,352  $23,172,901 $(27,018,516) $(3,720,427)
                                         ==========  ========  ===========  ========  ==========  ============ ============

    The accompanying Notes are an Integral part of these financial statements

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    From
                                                                                                                inception of
                                                                                                                 development
                                                                                                                    stage
                                                                                                                 January 1,
                                                                                                                    2005
                                                                                                                     to
                                                                          Years Ended December 31,               December 31
                                                                  ---------------------------------------
                                                                          2005                  2004                 2005
                                                                  ------------------    -----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                   $      (7,783,970)     $      (520,520)   $        (7,783,970)
       Stock issued for accrued wages                                       100,000              496,500                100,000
       Common stock issued for compensation and services                  6,946,392                    -              6,946,392
       Common stock issued for interest                                           -                9,663                      -
       Forgiveness of debt                                                   (2,500)                   -                 (2,500)
       Loss on abandonment of assets                                         14,171                    -                 14,171
       Adjustments to reconcile net loss to net cash
            used by operating activities:
       Decrease in accounts receivable                                            -               20,380                      -
       Increase in deferred revenue                                         172,453                    -                172,453
       Increase in accrued liabilities                                      318,626               69,941                318,626
       Increase (decrease) in accounts payable                              194,029             (175,757)               194,029
                                                                     ---------------        -------------     ------------------
            Net cash used by operating activities                           (40,799)             (99,793)               (40,799)
                                                                     ---------------        -------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase  in loan receivable                                          (7,500)                   -                 (7,500)
       Increase in deposits                                                  (6,415)                   -                 (6,415)
                                                                     ---------------        -------------     ------------------
            Net cash used by investing activities                           (13,915)                   -                (13,915)
                                                                     ---------------        -------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from related parties                                         39,606               47,000                 39,606
       Increase in bank overdrafts                                           15,108               (1,207)                15,108
       Payment of notes payable                                                   -              (11,000)                     -
       Proceeds from sale of common stock                                         -               65,000                      -
                                                                     ---------------        -------------     ------------------
            Net cash provided by financing activities                        54,714               99,793                 54,714
                                                                     ---------------        -------------     ------------------


Change in cash                                                                    -                    -                      -

CASH, BEGINNING OF PERIOD                                                         -                    -                      -
                                                                                            -------------

CASH, END OF PERIOD                                               $               -      $             -    $                 -
                                                                     ===============        =============     ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                     $           5,502      $             -    $             5,502
                                                                     ===============        =============     ==================
Income taxes paid                                                 $               -      $             -    $                 -
                                                                     ===============        =============     ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt                                      $          57,500      $       214,297    $            57,500
                                                                     ===============        =============     ==================

    The accompanying Notes are an Integral part of these financial statements

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

Cyberads, Inc, was incorporated on April 12, 2000 in the State of Florida. On August 10, 2005 the Company changed domicile from Florida to Nevada.

The Company provides management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment. The Company earns commissions/fees on securing distribution for the businesses and products it represents. Additionally, the Company will earn commissions when product deliveries are made through the distribution channel. The Company and its management has devoted their attention toward restructuring debt and seeking profitable products in 2005. The Company's year-end is December 31.

As of January 1, 2005, the Company abandoned its previous business plan of marketing cellular phone services and began a new development stage where it intends to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Cyberads, Inc, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Advertising Expenses
--------------------
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $2,337 and $0 for the years ended December 31, 2005 and December 31, 2004, respectively.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its inception of the current development stage which was January 1, 2005 and has not realized any revenue from operations. It will be engaged by various companies to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Earnings Per Share
------------------
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there are common stock equivalents outstanding, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive for the periods presented. At December 31, 2005 and 2004, the Company had 1,900,000 and 2,400,000 potentially dilutive securities outstanding.

Going Concern
-------------
As shown in the accompanying financial statements, the Company had negative working capital of approximately $3,720,000 and an accumulated deficit of approximately $27,018,000 incurred through December 31, 2005. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products and decrease debt. These plans will include providing management and sales support to businesses focused in the Extreme/Lifestyle market segment where the Company anticipates earning commissions/fees on securing distribution from business and products it represents.

An estimated $2 million is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and December 31, 2004.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements for 2005 include the accounts of Cyberads and its wholly owned subsidiary IDS Cellular, Inc. ("IDS"). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 4.

Recent Accounting Pronouncements
--------------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 was reported properly in the financial statements ending December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management believes the adoption of this statement had no immediate impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123 (R)"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement, as the Company has been reporting its option grants under SFAS No. 123 (R).

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Revenue Recognition
-------------------
The Company will recognize revenue from contracts (1) upon actual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts. With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected).

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - BANK OVERDRAFTS

Bank overdrafts consist of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers from the Company's general account as checks are presented.

NOTE 4 - INCOME TAXES

At December 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $27,018,516 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005. The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                                                 December 31,                December 31,
                                                                     2005                        2004
                                                             ----------------------      ----------------------
Net operating loss carryforward:                              $       27,018,000          $     19,234,000
                                                             ======================      ======================

      Deferred tax asset                                      $       9,148,000           $      6,539,000
      Deferred tax asset valuation allowance                          (9,148,000)                (6,539,000)
                                                             ----------------------      ----------------------

Net deferred tax asset                                        $               -           $               -
                                                             ======================      ======================

At December 31, 2005, the Company has net operating loss carryforwards of approximately $27,018,000 which expire in the years 2015 through 2021. The change in the allowance account from December 31, 2005 and December 31, 2004 was $2,609,000. For federal income tax purposes certain expenses may be required to be capitalized and amortized over five years, which would only affect the timing of the available losses.


NOTE 5 - CAPITAL STOCK

Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2005 the company has issued 833,555 shares of preferred A, and 1,000,000 shares of preferred B.

On June 26, 2005, the Company issued 1,000,000 shares of its preferred class B stock in exchange for partial payment of accrued salary to an officer of the Company. The shares were measured at $0.10 per, which was a fair price average during the period of accrual. The Company recorded a reduction in accrued salary liability as a result of this issuance.

Common Stock
------------
The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 6 - COMMON STOCK OPTIONS

Stock Options
-------------
The Company's stock option activity for options granted to employees and non employees is summarized as follows for the years ended December 31, 2005 and 2004.

Fixed Plan
                                Shares         Weighted average           Shares            Weighted average
                                                exercise price          exercisable          exercise price
                                ------          --------------          -----------          --------------
Outstanding at
December 31,
2003                           2,925,000       $      0.48               2,925,000         $       0.48
Exercised                      (500,000)             0.13                          -                    -
Expired                        (300,000)             1.04                          -                    -
Cancelled                      (225,000)             0.25                          -                    -
                             --------------    ------------------    ------------------    -------------------
Outstanding at                 1,900,000             0.51                1,900,000                  0.51
December 31, 2004
Exercised                        None                    -                         -                    -
Expired                          None                    -                         -                    -
Cancelled                        None                    -                         -                    -
                             --------------    ------------------    ------------------    -------------------
Outstanding at                 1,900,000       $     0.51                1,900,000         $       0.51
December 31, 2005
                             ==============    ==================    ==================    ===================

The Company's stock option outstanding and exercisable at December 31, 2005 is summarized as follows:

Fixed Plan
----------
Options Outstanding                                   Options Exercisable
                                     Weighted Average
                                                                                            Weighted
                                                       Exercise                             Average
  Range of Prices        Shares      Remaining life     price             Shares         exercise price
 ----------------    --------------- --------------  -------------     --------------    --------------
 $0.04 - $0.99        1,200,000          5 months        $ 0.27          1,200,000         $     0.27
  0.99 -  1.25          700,000          2 months          1.03            700,000               1.03

                     ---------------                 -------------     --------------    ---------------
$0.04 - $1.25        1,900,000                          $ 0.51           1,900,000         $     0.51
                     ===============                 =============     ==============    ===============

All of the above options will expire at the end of May 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at December 31, 2005 and 2004 is approximately $560,800 of unpaid payroll taxes.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that they owe the amount and intends to vigorously defend the claim. The claim has not been pursued and the Company is not subject to any legal action pursuing this claim. Any claims would have been offset by counter balancing claims of the Company concerning funds owed to Cyberads for its prior trade relationship with World Com. The claim has not been recorded in the accompanying consolidated financial statements due to the uncertainty of the matter.


NOTE 8 - LOAN PAYABLE

Notes payable consisted of the following at December 31:
                                                                     2005                  2004
                                                                     ----                  ----
Note payable; was due in installments of $5,000 on January
15, 2004 and February 15, 2004 with final payment due March
15, 2004, plus interest at 10% per annum; secured by all of
the Company's accounts receivable, inventories, and computer
hardware and software and is personally guaranteed             $  109,000            $   109,000

by  two  former officers of the Company.
Note  payable to  cellular  phone  service  provider;  due in installments  of  $92,596  payable  on  January  2,  2005 and
August 2, 2005, plus interest at libor index.                      185,192               185,192
                                                               ------------------    ------------
Total Notes Payable                                            $   294,192           $   294,192
                                                               ==================    ============

The Company is currently in default with the repayment terms of the installment note. As of December 31, 2005, the Company had accrued $12,435 of interest for notes payable.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 9 - RELATED PARTY TRANSACTIONS

Related party transactions consisted of the following at December 31:
                                                                  2005                   2004
                                                                  ----                   ----
Advance due to a corporation  owned by a former  officer of
the  Company,  accruing  interest  at libor  index,  due on
demand and unsecured.                                        $    54,000           $    54,000

Advance  due to a former  officer of the  Company,  bearing
interest   at   5%   per   annum,   due   on   demand   and
unsecured                                                      1,139,161             1,132,555

Advance due to a current  officer of the  Company,  bearing
no interest, due on demand, and unsecured                         32,500                    -
                                                             ----------------      -----------------
                                                             $ 1,226,161           $ 1,186,555
                                                             ================      =================

As of December 31, 2005, the Company had accrued $60,195 of interest for related party notes payable.


NOTE 10 - CONVERTIBLE DEBT

Loans payable - convertible debentures consist of unsecured loans from two individuals whereby the principal of the note is convertible into the Company's common stock at the option of the holder. Interest on borrowings is payable quarterly at a rate of 20% per annum. The notes were originally convertible on or after May 13, 2003 at a conversion rate of 75% of the closing bid price of the Company's common stock one trading day prior to conversion. The beneficial conversion feature of the convertible debentures was valued at $20,000 on the date of issuance and was amortized over the original one-year life of the debentures.

The due date of the convertible debentures was extended to February 13, 2004. In consideration for the extension, the repayment of one of the notes was increased by $5,000 representing additional interest and the Company issued the holders an aggregate of 26,000 shares of its common stock for unpaid interest.

The notes were due in installments of $15,000 on November 13, 2003, $13,750 on December 13, 2003 and January 13, 2004, with final payment due February 13, 2004. The Company is currently in default with respect to the agreement. Interest expense was approximately $4,000 for the year ended December 31, 2004. These loans were converted to common stock in February 2005.

NOTE 11 - CORRECTION OF AN ERROR

During 2005 the accompanying financial statements for December 31, 2004, were restated to correct an error in the accounting for an investment in real estate that was determined not to be in the best interest of the Company . The effect of the restatement was to decrease previously reported total assets and net capital deficiency by $10,700,000. They have also been restated to correct an error in accounting for an issuance of common stock in payment of a payable. The effect of the restatement was an increase of $440,000 in previously reported current liabilities, and a decrease of $440,000 in previously reported net capital deficiency, and a decrease of $440,000 of previously reported net cash provided by operating activities. The adjustments did not have any effect on previously reported net loss or net loss per share.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENT

Subsequent to December 31, 2005 the Company has issued a total of 9,495,138 shares of stock for consultants and services towards the development of the extreme sports market sector and business development plan.