Form 10QSB
period 2006-03-31
CYBERADS INC
filed 2006-05-22
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006


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

                          Yes    X                   No
                              --------                  --------

As of May 17, 2006, the number of outstanding shares of the issuer's common stock was 132,846,915 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS ............................................... 3

         Consolidated Balance Sheets for the periods ended
                March 31, 2006 and December 31, 2005......................... 3

         Consolidated Statements of Operations for the Three Months
               ended March 31, 2006 and 2005, and from inception of development stage January 1, 2005 to March 31, 2006....................... 4

         Consolidated Statement of Stockholders' Equity...................... 5

         Consolidated Unaudited Statement of Cash Flows for the Three Months
               ended March 31, 2006 and 2005, and from inception of development stage January 1, 2005 to March 31, 2006....................... 6

         Notes to Consolidated Financial Statements.......................... 7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 13


ITEM 3.  CONTROLS AND PROCEDURES............................................. 15


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 16


SIGNATURES................................................................... 17

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        March 31,            December 31,
                                                                                          2006                   2005
                                                                                       (unaudited)
                                                                                    ------------------    -------------------
ASSETS

        CURRENT ASSETS
               Cash                                                                  $         52,399      $               -
               Loan receivable                                                                  7,500                  7,500
               Prepaid expense                                                                  5,000                      -
               Deposits                                                                        15,000                 15,000
                                                                                    ------------------    -------------------
                      Total Current Assets                                                     79,899                 22,500
                                                                                    ------------------    -------------------

        TOTAL ASSETS                                                                 $         79,899      $          22,500
                                                                                    ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        CURRENT LIABILITIES
               Accounts payable                                                      $      1,117,055      $       1,063,251
               Bank overdrafts                                                                 14,774                 15,108
               Accrued liabilities                                                          1,075,923                971,762
               Deferred revenue                                                               173,453                172,453
               Notes payable                                                                  294,192                294,192
               Notes payable - related parties                                              1,315,661              1,226,161
                                                                                    ------------------    -------------------
                      Total Current Liabilities                                             3,991,058              3,742,927
                                                                                    ------------------    -------------------

        COMMITMENTS AND CONTINGENCIES                                                               -                      -
                                                                                    ------------------    -------------------

        STOCKHOLDERS' EQUITY (DEFICIT)
               Preferred stock, $.001 par value; 5,000,000 shares authorized
                      Series A - 835,660 shares issued and outstanding                            836                    836
                      Series B - 1,000,000 shares issued and outstanding                        1,000                  1,000
               Common stock,  $.001 par value;  500,000,000  shares  authorized,
                      132,846,915 and 123,351,777 shares issued and oustanding,
                      respectively                                                            132,847                123,352
               Additional paid-in capital                                                  23,523,686             23,172,901
               Accumulated deficit prior to current development stage                     (19,234,546)           (19,234,546)
               Accumulated deficit in development stage                                    (8,334,982)            (7,783,970)
                                                                                    ------------------    -------------------
                      Total Stockholders' Equity (Deficit)                                 (3,911,159)            (3,720,427)
                                                                                    ------------------    -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $         79,899      $          22,500
                                                                                    ==================    ===================

         The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                               From
                                                                                                          inception of
                                                                                                           development
                                                                                                              stage
                                                                                                            January 1,
                                                                  Three Months Ended                           2005
                                                      ----------------------------------------------            to
                                                            March 31,                March 31,               March 31
                                                              2006                     2005                    2006
                                                           (unaudited)              (unaudited)             (unaudited)
                                                      ----------------------    --------------------    -------------------
REVENUES                                               $                  -      $                -      $               -
                                                      ----------------------    --------------------    -------------------

OPERATING EXPENSES
       General and administrative                                   172,093                 753,396                803,824
       Marketing expenses                                           213,425               1,049,422              5,819,038
       Selling expenses                                             146,856                 304,897              1,559,109
                                                      ----------------------    --------------------    -------------------
            TOTAL OPERATING EXPENSES                                532,374               2,107,715              8,181,971
                                                      ----------------------    --------------------    -------------------

LOSS FROM OPERATIONS                                               (532,374)             (2,107,715)            (8,181,971)
                                                      ----------------------    --------------------    -------------------

OTHER INCOME (EXPENSES)
       Other income                                                       -                       -                  5,430
       Gain on forgiveness of debt                                        -                       -                  2,500
       Interest expense                                             (18,638)                      -                (96,770)
       Loss on abandonment of assets                                      -                       -                (14,171)
                                                      ----------------------    --------------------    -------------------
            TOTAL OTHER INCOME (EXPENSES)                           (18,638)                      -               (103,011)
                                                      ----------------------    --------------------    -------------------

LOSS BEFORE TAXES                                                  (551,012)             (2,107,715)            (8,284,982)

INCOME TAXES                                                              -                       -                      -
                                                      ----------------------    --------------------    -------------------

NET LOSS                                               $           (551,012)     $       (2,107,715)     $      (8,284,982)
                                                      ======================    ====================    ===================

       NET LOSS PER COMMON SHARE,
            BASIC AND DILUTED                          $                nil      $            (0.08)
                                                      ======================    ====================

       WEIGHTED AVERAGE NUMBER OF
            COMMON STOCK SHARES
            OUTSTANDING, BASIC AND DILUTED                      128,826,507              26,521,465
                                                      ======================    ====================

         The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                 Convertible
                                               Preferred Stock          Common Stock        Additional
                                            -------------------- ------------------------    Paid-in       Deficit
                                              Shares     Amount     Shares       Amount      Capital     Accumulated      Totals
                                            ----------- -------- ------------- ---------- ------------- -------------- -------------
 Balance, December 31, 2004                    835,660   $  836    23,225,777   $ 23,226   $16,170,135   $(19,234,546)  $(3,040,349)

 Shares issued for consulting expense                -        -    99,626,000     99,626     6,846,766              -     6,946,392

 Shares issued for debt                              -        -       500,000        500        57,000              -        57,500

 Shares issued in exchange for compensation  1,000,000    1,000             -          -        99,000              -       100,000

 Net loss for year ending December 31, 2005          -        -             -          -             -     (7,783,970)   (7,783,970)
                                            ----------- -------- ------------- ---------- ------------- -------------- -------------

 Balance, December 31, 2005                  1,835,660   $1,836   123,351,777   $123,352   $23,172,901   $(27,018,516)  $(3,720,427)

 Shares issued for consulting expense                -        -     9,495,138      9,495       350,785              -       360,280

 Net loss for period ending March 31, 2006           -        -             -          -             -       (501,012)     (501,012)
                                            ----------- -------- ------------- ---------- ------------- -------------- -------------

 Balance, March 31 2006 (unaudited)          1,835,660   $1,836   132,846,915   $132,847   $23,523,686   $(27,519,528)  $(3,861,159)
                                            =========== ======== ============= ========== ============= ============== =============

         The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                  From
                                                                                                              inception of
                                                                                                               development
                                                                                                                  stage
                                                                                                               January 1,
                                                                       Three Months Ended                         2005
                                                              ---------------------------------------              to
                                                                 March 31,             March 31,                March 31
                                                                    2006                 2005                     2006
                                                                (unaudited)           (unaudited)              (unaudited)
                                                              -----------------    ------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                               $      (501,012)     $     (2,107,715)       $       (8,284,982)
        Stock issued for accrued wages                                       -                     -                   100,000
        Common stock issued for compensation and services              360,280             2,073,000                 7,306,672
        Forgiveness of debt                                                  -                     -                    (2,500)
        Loss on abandonment of assets                                        -                     -                    14,171
        Adjustments to reconcile net loss to net cash
              used by operating activities:
        Increase in prepaid expense                                     (5,000)                    -                    (5,000)
        Increase (decrease) in accounts payable                          3,804                (5,002)                  197,833
        Increase in accrued liabilities                                104,161                     -                   422,787
        Increase in deferred revenue                                     1,000                10,000                   173,453
                                                              -----------------    ------------------      --------------------
              Net cash used by operating activities                    (36,767)              (29,717)                  (77,566)
                                                              -----------------    ------------------      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in loan receivable                                          -                     -                    (7,500)
        Increase in deposits                                                 -                     -                    (6,415)
        Purchase of marketing rights                                         -              (145,000)                        -
                                                              -----------------    ------------------      --------------------
              Net cash used by investing activities                          -              (145,000)                  (13,915)
                                                              -----------------    ------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Advances from related parties                                   89,500                     -                   129,106
        Increase (decrease) in bank overdrafts                            (334)                    -                    14,774
        Increase in notes payable                                            -               185,644                         -
                                                              -----------------    ------------------      --------------------
              Net cash provided by financing activities                 89,166               185,644                   143,880
                                                              -----------------    ------------------      --------------------

Change in cash                                                          52,399                10,927                    52,399

CASH, BEGINNING OF PERIOD                                                    -                     -                         -
                                                              -----------------    ------------------      --------------------

CASH, END OF PERIOD                                            $        52,399      $         10,927        $           52,399
                                                              =================    ==================      ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                  $             -      $              -        $            5,502
                                                              =================    ==================      ====================
Income taxes paid                                              $             -      $              -        $                -
                                                              =================    ==================      ====================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt                                   $             -      $              -        $           57,500
                                                              =================    ==================      ====================

         The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED INTERIM NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Development Stage Activities
----------------------------
The Company has been in the development stage since its inception of the current development stage which was January 1, 2005 and has not realized any revenue from operations. It will be engaged by various companies to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Going Concern
-------------
As shown in the accompanying financial statements, the Company had negative working capital of approximately $3,911,000 and an accumulated deficit in excess of $27,500,000 incurred through March 31, 2006. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED INTERIM NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
--------------------------------------------------------------------------------


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

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements at March 31, 2006 include the accounts of Cyberads and its wholly owned subsidiary IDS Cellular, Inc. ("IDS"). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

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

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED INTERIM NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
--------------------------------------------------------------------------------


NOTE 4 - CAPITAL STOCK

Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2005 the company had issued 835,660 shares of preferred series A, and 1,000,000 shares of preferred series B.

On June 26, 2005, the Company issued 1,000,000 shares of its preferred series B stock in exchange for partial payment of accrued salary to an officer of the Company. The shares were measured at $0.10 per, which was a fair price average during the period of accrual. The Company recorded a reduction in accrued salary liability as a result of this issuance.

Common Stock
------------
The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the quarter ended March 31, 2006, the Company issued 9,495,140 shares of its common stock in exchange for consulting services for approximately $360,000. The services were measured at the fair market value of the shares received on the day the shares were issued.

During the year ended December 31, 2005, the Company issued 99,626,000 shares of its common stock in exchange for consulting services for approximately $6,946,000. The services were measured at the fair market value of the shares received on the day the shares were issued.

During the year ended December 31, 2005, the Company issued 500,000 shares of its common stock in exchange for debt of $60,000 and recorded a gain of forgiveness of debt of $2,500 for this exchange. The services were measured at the fair market value of the shares received on the day the shares were issued.

NOTE 5 - COMMON STOCK OPTIONS

Stock Options
-------------
The Company's stock option activity for options granted to employees and non employees is summarized at March 31, 2006 as follows:

Fixed Plan
----------

                                               Weighted average           Shares            Weighted average
                                Shares          exercise price          exercisable          exercise price
                             --------------    ------------------    ------------------    -------------------
Outstanding at
December 31, 2004                1,900,000      $           0.51             1,900,000      $            0.51
Exercised                               -                     -                     -                      -
Expired                           (700,000)                 1.03              (700,000)                  1.03
Cancelled                               -                     -                     -                      -
                             --------------    ------------------    ------------------    -------------------

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED INTERIM NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
--------------------------------------------------------------------------------

                             --------------    ------------------    ------------------    -------------------
Outstanding at                   1,200,000                  0.51             1,200,000                   0.51
December 31, 2005
Exercised                               -                     -                     -                      -
Expired                                 -                     -                     -                      -
Cancelled                               -                     -                     -                      -
                             --------------    ------------------    ------------------    -------------------
Outstanding at
March 31, 2006                   1,200,000      $           0.51             1,200,000      $            0.51
                             ==============    ==================    ==================    ===================

The Company's stock option outstanding and exercisable at March 31, 2006 is summarized as follows:

Fixed Plan
----------

                     Options Outstanding                                                Options Exercisable
------------------------------------------------------------------------------   -------------------------------------
                                                                 Weighted                                Weighted
                                                                 Average                                 Average
  Range of Prices          Shares          Remaining life     Exercise price          Shares          exercise price
 -----------------   -----------------   -----------------   -----------------   -----------------   -----------------
   $0.04 - $0.99         1,200,000            2 months           $    0.27           1,200,000           $    0.27

All of the above options will expire at the end of May 2006.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at March 31, 2006 is approximately $582,800 of unpaid payroll taxes.

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

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED INTERIM NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
--------------------------------------------------------------------------------


A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that it owes the amount and intends to vigorously defend the claim. The claim has not been pursued and the Company is not subject to any legal action pursuing this claim. Any claims would have been offset by counter balancing claims of the Company concerning funds owed to Cyberads for its prior trade relationship with World Com.

NOTE 7 - LOAN PAYABLE

Notes payable consisted of the following:
                                                  March 31,         December 31,
                                                    2006               2005
                                                -------------      -------------

Note  payable;  was  due in  installments  of
$5,000 on January 15, 2004 and  February  15,
2004 with final  payment due March 15,  2004,
plus  interest  at 10% per annum;  secured by
all of  the  Company's  accounts  receivable,
inventories,   and   computer   hardware  and
software and is personally  guaranteed by two
former officers of the Company. In default.      $   109,000        $   109,000

Note  payable  to  cellular   phone   service
provider;  due  in  installments  of  $92,596
payable  on  January  2,  2005 and  August 2,
2005,   plus  interest  at  libor  index.  In
default.                                             185,192            185,192
                                                -------------      -------------
Total Notes Payable                              $   294,192        $   294,192
                                                =============      =============

The Company is currently in default with the repayment terms of the installment note. As of March 31, 2006, the Company had accrued $16,221 of interest for notes payable.

NOTE 8 - RELATED PARTY TRANSACTIONS

Related party transactions consisted of the following:

                                                  March 31,         December 31,
                                                    2006               2005
                                                -------------      -------------

Advance  due  to  a  corporation  owned  by a
former  officer  of  the  Company,   accruing
interest  at libor  index,  due on demand and
unsecured.                                       $    54,000        $    54,000

Advance  due  to  a  former  officer  of  the
Company,  bearing  interest  at 5% per annum,
due on demand and unsecured                        1,229,555          1,139,661

Advance  due  to a  current  officer  of  the
Company,  bearing no interest, due on demand,
and unsecured                                         32,500             32,500
                                                -------------      -------------
                                                 $ 1,226,161        $ 1,186,555
                                                =============      =============

CYBERADS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED INTERIM NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
--------------------------------------------------------------------------------


As of March 31, 2006, the Company had accrued $75,047 of interest for related party notes payable.

NOTE 9 - SUBSEQUENT EVENT

On April 3, 2006, the Company paid $51,500 to a related party for partial payment of its note payable owed for advances to a former officer of the Company. The balance of this note to the related party on March 31, 2006 was $1,229,555.

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


RESULTS OF OPERATIONS
---------------------

Three months  ended March 31, 2006  compared to the Three months ended March 31,
--------------------------------------------------------------------------------
2005
----

                       Three months ended March 31             Increase
                       ---------------------------    --------------------------
                           2006           2005           Amount          %
                       ------------   ------------    ------------  ------------
   Revenue              $        0     $        0      $        0        -
                       ============   ============    ============  ============

There were no revenues posted during the three months ended March 31, 2006, and no revenues posted during the three months ended March 31, 2005. The Company has been in development stage during both reporting periods.


                                          Three months ended March 31             Decrease
                                          ---------------------------    --------------------------
                                              2006           2005           Amount          %
                                          ------------   ------------    ------------  ------------
   General & administrative                $  172,093     $  753,396       ($581,303)      77%
                                          ============   ============    ============  ============

General & administrative expenses for the three months ended March 31, 2006 decreased by $581,303 to the comparable period in 2005. The G&A expenses in the three months ended 2005 included Trade Show administration expenses related to XBoard. This decrease in G & A expenses in the three month period ending March 31, 2006 is directly related to the Company not taking part in trade show events and administrative activities on XBoard.

                       Three months ended March 31             Decrease
                       ---------------------------    --------------------------
                           2006           2005           Amount          %
                       ------------   ------------    ------------  ------------
   Selling Expense      $  146,856     $  304,897      $ (158,041)     (52)
                       ============   ============    ============  ============

Selling expense of $146,856 for the three months ended March 31, 2006 was related to the Company's continued development of Rhino, XBoard, and Planet X TV. Selling Expenses decreased by $158,041 compared to the three months ended March 31, 2005 due to reduced activities on XBoard as noted above.

                       Three months ended March 31             Increase
                       ---------------------------    --------------------------
                           2006           2005           Amount          %
                       ------------   ------------    ------------  ------------
   Interest Expense     $   18,638     $        0      $   18,638        0
                       ============   ============    ============  ============

Interest expense of $18,638 for the three months ended March 31, 2006 was attributable to the Company's accrual of interests on related parties notes.


FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of March 31, 2006 compared to March 31, 2005:
------------------------------------------------

                       Three months ended March 31             Increase
                       ---------------------------    --------------------------
                           2006           2005           Amount          %
                       ------------   ------------    ------------  ------------
   Cash                 $   52,399     $        0      $   52,399        0
                       ============   ============    ============  ============

The increase in cash results from the receipt of $50,000 on March 30 from a shareholder loan.

ITEM 3.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS


Exhibit
Number           Description of Document

3.1(a) *     Articles of Incorporation
3.1(b) *     Articles of Amendment
3.2 *        Bylaws
4.0 *        Form of Stock Certificate
4.1 *        Certificate of Designation of Series B Convertible Preferred Stock
4.2 *        Certificate of Designation of Series C Convertible Preferred Stock
31.1         Rule 13a-14(a)/15d-14(a) Certification
32.1         Section 1350 Certification

* Incorporated by reference



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006               CYBERADS, INC.

                                 By: /s/ JEFF CRISWELL
                                 --------------------------
                                 Jeff Criswell, President