Form 10KSB/A
period 2005-12-31
CYBERADS INC
filed 2006-06-02
CIK 1121520

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-KSB/A

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, CA on May 31, 2006.

CYBERADS, INC.

By:/s/ JEFF CRISWELL
Jeff Criswell
President

In accordance with the requirements of the Securities Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                     DATE

/s/ JEFF CRISWELL                President                 May 31, 2006
Jeff Criswell

                                 CYBERADS, INC.

                Years ended December 31, 2005 and 2004 (restated)

                                    CONTENTS
                                                                     Page
                                                                     ----


Report of Independent Registered Public Accounting Firm dated
May 17, 2006.....................................................    F-2

Letter From Timothy L. Steers, CPA, LLC to Williams & Webster,
P.S..............................................................    F-3

Report of Independent Registered Public Accounting Firm dated
April 7, 2005....................................................    F-4

Consent of Independent Registered Public Accounting Firm.........    F-5

Consolidated Financial Statements:
   Balance sheets................................................    F-6
   Statements of operations......................................    F-7
   Statements of net capital deficiency..........................    F-8
   Statements of cash flows......................................    F-9
   Notes to consolidated financial statements....................    F-10

Board of Directors
Cyberads, Inc.
Torrance, California


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We have audited the accompanying consolidated balance sheet of Cyberads, Inc. (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from January 1, 2005 (inception of the current development stage) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cyberads, Inc. as of December 31, 2004, were audited by other auditors whose report dated April 7, 2005, except with respect to Note 15 of the December 31, 2004 amended financial statements as to which the date is January 24, 2006, included an explanatory paragraph that described the conditions present which raised substantial doubt about the Company's ability to continue as a going concern.


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


/s/ WILLIAMS & WEBSTER, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 17, 2006

TIMOTHY L. STEERS    o The River Forum                  o Phone: 503/274-6296
Certified Public       4380 S.W. Macadam, Suite 210       Fax:   503/274-6297
Accountant,LLC         Portland, Oregon 97239-6404        Web: www.steerscpa.com






                                                May 31, 2006



Williams & Webster, P.S.
Certified Public Accountants
601 W. Riverside, Suite 1940
Spokane, WA


Enclosed is an originally signed copy of our Report of Independent Registered Public Accounting Firm regarding our audit of the consolidated financial statements of Cyberads, Inc. as of December 31, 2004 and for the year then ended. We are re-issuing our audit report in connection with your audit of the consolidated financial statements of Cyberads, Inc. as of December 31, 2005 and for the year then ended.

Also is a Consent of Independent Registered Public Accounting Firm for the use of our report in Cyberads, Inc. filing on form 10-KSB for the year ended December 31, 2005.

We also wish to inform you that our firm is independent with respect to Cyberads, Inc. for the period from the date of our report to the date of this letter in accordance with the SEC Independence Rule 2-01 (c)(4)9i) of S-X.




                                                Sincerely,

                                                /s/ TIMOTHY L. STEERS, CPA, LLC

                                                Timothy L. Steers,
                                                Certified Public Accountant, LLC

TIMOTHY L. STEERS    o The River Forum                  o Phone: 503/274-6296
Certified Public       4380 S.W. Macadam, Suite 210       Fax:   503/274-6297
Accountant,LLC         Portland, Oregon 97239-6404        Web: www.steerscpa.com


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


                                                 /s/ TIMOTHY L. STEERS, CPA, LLC

April 7, 2005,  except  with  respect to Note 15
as to which the date is January 24, 2006
Portland, OR

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of CyberAds, Inc. of our report dated April 7, 2005, except with respect to Note 15 as to which the date is January 24, 2006, on our audit of the consolidated balance sheets of CyberAds, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.


                                                 /s/ TIMOTHY L. STEERS, CPA, LLC


May 31, 2006
Portland, OR


























TIMOTHY L. STEERS
Certified Public Accountants, LLC

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


On June 26, 2005, the Company issued 1,000,000 shares of its preferred class B stock in exchange for partial payment of accrued salary to an officer of the Company. The shares were measured at $0.10, which was a fair price average during the period of accrual. The Company recorded a reduction in accrued salary liability as a result of this issuance. Each share of Series B preferred is entitled to 100 votes per share.


Common Stock
------------
The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.


During the year ended December 31, 2005, the Company issued 99,626,000 shares of its common stock in exchange for consulting services for approximately $6,946,000. The services were measured at the fair market value of the shares received.

During the year ended December 31, 2005, the Company issued 500,000 shares of its common stock in exchange for debt of $60,000 and recorded a gain to forgiveness of debt of $2,500 for this exchange. The services were measured at the fair market value of the shares received.


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



NOTE 8 - LOAN PAYABLE

Notes payable consisted of the following at December 31:
                                                                     2005                  2004
                                                               ------------------    ------------------
Note payable; was due in installments of $5,000 on January
15, 2004 and February 15, 2004 with final payment due March
15, 2004, plus interest at 10% per annum; secured by all of
the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two
former officers of the Company. In default.                     $        109,000      $        109,000

Note  payable to  cellular  phone  service  provider;  due in installments  of  $92,596  payable  on  January  2,  2005 and
August 2, 2005, plus interest at libor index. In default.                185,192               185,192
                                                               ------------------    ------------------
Total Notes Payable                                             $        294,192      $        294,192
                                                               ==================    ==================


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