Form 10QSB
period 2006-06-30
CYBERADS INC
filed 2006-08-21
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

[   ]     Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 000-31451

CYBERADS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1000634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Amapola Ave. # 202, Torrance, California	90501
(Address of principal executive office)	(Zip Code)

1-800-288-3099
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes    ☒    No    ☐

As of August 18, 2006, the number of outstanding shares of the issuer's common stock was 225,346,899 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:     Yes    ☐ No    ☒

The Company is not in compliance with Regulation S-X, Article 3 and Article 10 at this time.

The following information has not been reviewed by the auditors of the Company. The Company acquired a new wholly owned subsidiary on June 21, 2006 and the accounting for this transaction is still being completed. These financial statements do not contain any of the financial information of this subsidiary. (See NOTE 8) When the information becomes available, the Company will file an amended report.

PART I - FINANCIAL STATEMENTS

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2006	2005
		(unaudited)
ASSETS

	CURRENT ASSETS
	Loan receivable	$7,500	$7,500
	Deposits	15,000	15,000
	Total Current Assets	22,500	22,500

	TOTAL ASSETS	$22,500	$22,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

	CURRENT LIABILITIES
	Accounts payable	$1,180,483	$1,063,251
	Bank overdraft payable	15,487	15,108
	Accrued liabilities	796,008	971,762
	Deferred revenue	174,453	172,453
	Notes payable	294,192	294,192
	Notes payable - related parties	1,264,161	1,226,161
	Total Current Liabilities	3,724,784	3,742,927

	COMMITMENTS AND CONTINGENCIES	-	-

	STOCKHOLDERS' DEFICIT
	Preferred stock, $0.001 par value; 5,000,000 shares authorized
	Series A - 835,660 shares issued and outstanding	836	836
	Series B - 1,000,000 shares issued and outstanding	1,000	1,000
	Series C - Shares to be issued	-	-
	Common stock, $0.001 par value; 500,000,000 shares authorized,
	197,246,909 and 123,351,777 shares issued and oustanding,
	respectively	197,247	123,352
	Additional paid-in capital	24,756,636	23,172,901
	Accumulated deficit prior to current development stage	(19,234,546)	(19,234,546)
	Accumulated deficit in development stage	(9,423,457)	(7,783,970)
	Total Stockholders' Deficit	(3,702,284)	(3,720,427)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,500	$22,500

The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					From
					Inception of
					Development
					Stage
					(January 1,
					2005)
	Three Months Ended		Six Months Ended		to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	672,118	2,406,187	844,211	3,818,902	1,525,942
Marketing expenses	379,349	31,714	592,774	726,714	6,198,387
Selling expenses	18,000	-	164,856	-	1,577,109
TOTAL OPERATING EXPENSES	1,069,467	2,437,901	1,601,841	4,545,616	9,301,438

LOSS FROM OPERATIONS	(1,069,467)	(2,437,901)	(1,601,841)	(4,545,616)	(9,301,438)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	5,430
Gain on forgiveness of debt	-	-	-	-	2,500
Interest expense	(19,008)	-	(37,646)	-	(115,778)
Loss on abandonment of assets	-	-	-	-	(14,171)
TOTAL OTHER INCOME (EXPENSES)	(19,008)	-	(37,646)	-	(122,019)

LOSS BEFORE TAXES	(1,088,475)	(2,437,901)	(1,639,487)	(4,545,616)	(9,423,457)

INCOME TAXES	-	800	-	800	-

NET LOSS	$(1,088,475)	$(2,438,701)	$(1,639,487)	$(4,546,416)	$(9,423,457)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$0.07	$(0.01)	$0.14

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	151,172,738	37,518,477	140,106,932	31,793,119

The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional
	Convertible Preferred Stock		Common Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated	Totals

Balance, December 31, 2004	835,660	$836	23,225,777	$23,226	$16,170,135	$(19,234,546)	$(3,040,349)

Shares issued for consulting expense	-	-	99,626,000	99,626	6,846,766	-	6,946,392

Shares issued for debt	-	-	500,000	500	57,000	-	57,500

Shares issued in exchange for compensation	1,000,000	1,000	-	-	99,000	-	100,000

Net loss for year ending December 31, 2005	-	-	-	-	-	(7,783,970)	(7,783,970)

Balance, December 31, 2005	1,835,660	$1,836	123,351,777	$123,352	$23,172,901	$(27,018,516)	$(3,720,427)

Shares issued for management and consulting fees	-	-	51,395,132	51,395	1,156,235	-	1,207,630

Shares issued for accrued liabilities			22,500,000	22,500	427,500	-	450,000

Net loss for period ending June 30, 2006	-	-	-	-	-	(1,639,487)	(1,639,487)

Balance, June 30, 2006 (unaudited)	1,835,660	$1,836	197,246,909	$197,247	$24,756,636	$(28,658,003)	$(3,702,284)

The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Inception of
			Development
			Stage
			(January 1,
			2005)
	Six Months Ended		to
	June 30,	June 30,	June 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,639,487)	$(4,546,416)	$(9,423,457)
Stock issued for accrued wages	450,000	-	550,000
Common stock issued for compensation and services	1,207,630	4,473,279	8,154,022
Forgiveness of debt	-	-	(2,500)
Loss on abandonment of assets	-	-	14,171
Provision for doubtful accounts	-	800	-
Adjustments to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in accounts payable	117,232	(25,002)	311,261
Increase in accrued liabilities	(175,754)	-	142,872
Increase in deferred revenue	2,000	136,142	174,453
Net cash provided (used) by operating activities	(38,379)	38,803	(79,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan receivable	-	-	(7,500)
Increase in deposits	-	-	(6,415)
Purchase of marketing rights	-	(210,000)	-
Net cash used by investing activities	-	(210,000)	(13,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	38,000	-	77,606
Increase in bank overdrafts	379	-	15,487
Increase in notes payable	-	185,644	-
Net cash provided by financing activities	38,379	185,644	93,093

Change in cash	-	14,447	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$14,447	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$5,502
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-	$57,500
Common stock issued for accrued wages	$450,000	$-	$550,000

The accompanying condensed notes are an integral part of these interim financial statements.

CYBERADS, INC
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The following information has not been reviewed by the auditors of the Company. The Company acquired a new wholly owned subsidiary on June 21, 2006, and the accounting for this transaction is still being completed. These financials do not contain any of the financial information of this subsidiary. The Company is therefore not in compliance with Regulation S-X, Article 3 and Article 10. When the information becomes available, the Company intends to amend this filing.

Except for the prior statement, the foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented before the inclusion of financial information of the aforementioned subsidiary. Operating results for the six-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

As of January 1, 2005, the Company abandoned its previous business plan of marketing cellular phone services and began a new development stage where it intends to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Cyberads, Inc, is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
The Company has been in the development stage since its inception of the current development stage, which was January 1, 2005, and has not realized any revenue from operations. It expects to be engaged by various companies to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

CYBERADS, INC
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company has no revenues, has incurred a net loss for the six months ended June 30, 2006 and 2005, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Management has established plans designed to increase the sales of the Company’s products and services and decrease debt. These plans will include providing management and sales support to businesses focused in the Extreme/Lifestyle market segment where the Company anticipates earning commissions/fees on securing distribution from business and products it represents.

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

Principles of Consolidation
The accompanying consolidated financial statements at June 30, 2006 include the accounts of Cyberads and its wholly owned subsidiary IDS Cellular, Inc. (“IDS”). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition
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

CYBERADS, INC
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

Use of Estimates
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

NOTE 3 - BANK OVERDRAFTS

Bank overdrafts consist of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers from the Company’s general account as checks are presented.

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. These shares are convertible to common stock. As of June 30, 2006, the Company has issued 835,660 shares of preferred Series A, and 1,000,000 shares of preferred Series B.

On June 26, 2005, the Company issued 1,000,000 shares of its preferred Series B stock in exchange for partial payment of accrued salary to an officer of the Company. The shares were measured at $0.10 par value, which was a fair price average during the period of accrual. The Company recorded a reduction in accrued salary liability as a result of this issuance. Each share of Series B preferred was originally entitled to 100 votes per share, which was increased to 255 votes per share on June 21, 2006.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the six month ended June 30, 2006, the Company issued 51,395,132 and 22,500,000 shares of its common stock for $1,207,630 and $450,000 in exchange for management and consulting services and accrued wages, respectively. The services were measured at the fair market value of the shares received on the day the shares were issued.

During the year ended December 31, 2005, the Company issued 99,626,000 shares of its common stock in exchange for consulting services for $6,946,392. The services were measured at the fair market value of the shares received on the day the shares were issued.

CYBERADS, INC
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

During the year ended December 31, 2005, the Company issued 500,000 shares of its common stock in exchange for debt of $60,000 and recorded a gain of forgiveness of debt of $2,500 for this exchange. The services were measured at the fair market value of the shares received on the day the shares were issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at June 30, 2006 is approximately $582,800 of unpaid payroll taxes.

In April 2004, the Company agreed to indemnify a former officer of the Company for any loss he sustained in a settlement reached with a cellular phone service provider against IDS and him personally. Under the indemnification, the Company was obligated to pay an aggregate of $72,261 in installments of $5,000 each on or before August 1, 2004 and September 1, 2004, with the balance due October 1, 2004. The indemnification had no effect on the accompanying financial statements as the amount owed to the cellular phone service provider was previously recorded as accounts payable in the records of IDS.

The Company is currently in negotiations with an individual who has threatened a lawsuit against the Company, a former officer and a cellular phone service provider. The Company has offered to issue the individual 250,000 shares of common stock to settle any claims he may have against the Company. This individual has verbally accepted the settlement offer. The offer had no effect on the accompanying consolidated financial statements as consulting services totaling $27,500 owed this individual were previously recorded as accounts payable in the records of Cyberads. The Company has reserved 250,000 shares of common stock to be issued under this settlement offer.

A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that it owes the amount and intends to vigorously defend the claim. The claim has not been pursued and the Company is not subject to any legal action pursuing this claim. Any claims asserted may be challenged by claims of the Company concerning funds owed to Cyberads for its prior trade relationship with World Com.

CYBERADS, INC
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following loans at the dates shown:
	June 30, 2006	December 31, 2005
Note payable; was due in installments of $5,000 on January 15, 2004 and February 15, 2004 with final payment due March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two former officers of the Company. In default.	$109,000	$109,000
Note payable to cellular phone service provider; due in installments of $92,596 payable on January 2, 2005 and August 2, 2005, plus interest at libor index. In default.	185,192	185,192
Total Notes Payable.	$294,192	$294,192

The Company is currently in default with the repayment terms of the installment notes. As of June 30, 2006, the Company had accrued $20,007 of interest on notes payable.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions consisted of the following at the dates shown:
	June 30, 2006	December 31, 2005
Advance due to a corporation owned by a former officer of the Company, accruing interest at libor index, due on demand and unsecured.	$54,000	$54,000
Advance due to a former officer of the Company, bearing interest at 5% per annum, due on demand and unsecured	1,177,661	1,139,661
Advance due to a current officer of the Company, bearing no interest, due on demand, and unsecured	32,500	32,500
	$1,264,161	$1,226,161

As of June 30, 2006, the Company had accrued $89,899 of interest for related party notes payable. During the period ended March 31, 2006, a related party loaned the Company an additional $89,500. During the period ended June 30, 2006, the Company paid $51,500 to the related party for partial payment of its note payable. The balance of this note to the related party on June 30, 2006 was $1,177,661.

CYBERADS, INC
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

NOTE 8 - ACQUISITION

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of Cyberads Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiaries officers and 400,000 for loan guarantees.

The Rhino’s financial information is currently being prepared, but is not available for disclosure. The acquisition of the assets and liabilities of Rhino will be presented on a subsequent amended filing, although the Company estimates that the acquisition will result in net liabilities acquired of nearly $2,500,000.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to June 30, 2006, the Company issued a total of 28,099,990 shares of stock for consultants and services towards the development of the extreme sports market sector and business development plan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has not been reviewed by the auditors of the Company. The Company acquired a new wholly owned subsidiary on June 21, 2006, and the accounting for this transaction is still being completed. These financials do not contain any of the financial information of this subsidiary. The Company is therefore not in compliance with Regulation S-X, Article 3 and Article 10. When the information becomes available, the Company intends to amend this filing.

Management’s discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “anticipate”, “estimates”, or “continue” or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Management’s discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS (3 mos.)
Three months ended June 30, 2006 compared to the three months ended June 30, 2005

	Three months ended June 30		Increase
	2006	2005	Amount	%
Revenue	$ -	$ -	$ -	-

There were no revenues posted during the three months ended June 30, 2006, and no revenues posted during the three months ended June 30, 2005. The Company has been in development stage during both reporting periods.

	Three months ended June 30		Decrease
	2006	2005	Amount	%
General & administrative	$672,118	$2,406,187	(1,734,069)	72%

General & administrative expenses for the three months ended June 30, 2006 decreased by $1,734,069 to the comparable period in 2005. This decrease in G & A expenses in the three month period ending June 30, 2006 is related to the Company not expending funds on marketing and sales of XBoard pending delivery and production of the product.
The Company has redirected activities The redirection is related to acquisition and business development with companies in the outdoor lifestyle and recreation category.

	Three months ended June 30		Increase
	2006	2005	Amount	%
Selling & Mrktg. Expense	$397,349	$31,714	$365,635	11.5%

Selling Expense of $397,349 for the three months ended June 30, 2006 were related to the Company’s continued exploration of the development of Rhino and Planet X TV. Selling Expenses increased by $365,635 compared to the three months ended June 30, 2005 due to increased activities as noted above.

	Three months ended June 30		Increase
	2006	2005	Amount	%
Interest Expense	$19,008	$ 0	$19,008	n/a

Interest Expense of $19,008 for the three months ended June 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes.

RESULTS OF OPERATIONS (6 mos.)
Six months ended June 30, 2006 compared to the six months ended June 30, 2005

	Three months ended June 30		Increase
	2006	2005	Amount	%
Revenue	$ 0	$ 0	$ 0	-

There were no revenues posted during the six months ended June 30, 2006, and no revenues posted during the six months ended June 30, 2005. The Company has been in development stage during both reporting periods.

	Six months ended June 30		Decrease
	2006	2005	Amount	%
General & administrative	$844,211	$3,818,902	($2,974,691)	78%

General & administrative expenses for the six months ended June 30, 2006 decreased by $2,974,691 to the comparable period in 2005. This decrease in G & A expenses in the six month period ending June 30, 2006 is directly related to the Company not taking part in trade show events and administrative activities on XBoard.

	Six months ended June 30		Increase
	2006	2005	Amount	%
Selling & Mrktg. Expense	$757,630	$726,714	$30,916	4%

Selling Expense of $757,630 for the six months ended June 30, 2006 were related to the Company’s continued exploration of the development of Rhino and Planet X TV. Selling Expenses increased by $30,916 compared to the six months ended June 30, 2005 due to increased activities on as noted above.

	Six months ended June 30		Increase
	2006	2005	Amount	%
Interest Expense	$37,646	$ 0	$37,646	n/a

Interest Expense of $37,646 for the six months ended June 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 compared to June 30, 2005:

	Six months ended June 30		Decrease
	2006	2005	Amount	%
Cash	$ 0	$14,447	$14,447	(100%)

The decrease in cash results were from funds expended by the company.

ACQUISITION OF SUBSIDIARY

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of Cyberads Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiaries officers and 400,000 for loan guarantees.

The Rhino’s financial information is currently being prepared, but is not available for disclosure. The acquisition of the assets and liabilities of Rhino will be presented on a subsequent amended filing, although the Company estimates that the acquisition will result in net liabilities acquired of nearly $2,500,000.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1*	Share Exchange Agreement And Plan Of Reorganization
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
* Incorporated by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2006	CYBERADS, INC.

By: /s/ JEFF CRISWELL Jeff Criswell, President