Form 10QSB
period 2006-09-30
Rhino Outdoor International, Inc.
filed 2006-11-22
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended Septmeber 30, 2006

[   ]     Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 333-62690

RHINO OUTDOOR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1000634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Amapola Ave. # 202, Torrance, California	90501
(Address of principal executive office)	(Zip Code)

1-800-288-3099
(Issuer's telephone number)

CYBERADS, INC.
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act 1934).
                                Yes    ☐    No    ☒

As of November 21, 2006, the number of outstanding shares of the issuer's common stock was 50,698,728 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:     Yes    ☐ No    ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets for the periods ended
	September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations for the Three Months and Nine Months
	ended September 30, 2006 and 2005, and from inception of development
	stage January 1, 2005 to September 30, 2006	4

	Consolidated Statement of Stockholders' Equity	5

	Consolidated Unaudited Statement of Cash Flows for the Nine Months
	ended September 30, 2006 and 2005, and from inception of development
	stage January 1, 2005 to September 30, 2006	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	13

ITEM 3.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	16

SIGNATURES		17

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006

	September 30	December 31
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$-	$-
Deposits	15,000	15,000
Loan receivable	7,500	7,500
Total Current Assets	22,500	22,500

PROPERTY AND EQUIPMENT, NET		-

TOTAL ASSETS	$22,500	$22,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,180,485	$1,063,251
Accounts payable- checks in excess of bank balance	9,939	15,108
Accrued liabilities	940,810	971,762
Deferred revenue	174,453	172,453
Notes payable	294,192	294,192
Notes payable - related party	669,731	1,226,161
Total Current Liabilities	3,269,610	3,742,927

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
1,835,660 issued and outstanind	1,836	1,836
Common stock, $.001 par value; 500,000,000 shares authorized,
132,846,915 and 123,351,777 shares issued and oustanding,
respectively	6,849	123,352
Additional paid-in capital - preferred stock	99,000	99,000
Additional paid-in capital - common stock	32,464,399	23,073,901
Accumulated deficit prior to curent development stage	(19,234,546)	(19,234,546)
Accumulated deficit in development stage	(16,584,648)	(7,783,970)
Total Stockholders' Equity (Deficit)	(3,247,110)	(3,720,427)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,500	$22,500

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2006										From
										inception of
										development
									From	stage
									September 29,	January 1,
		Nine Months		Nine Months		Three Months		Three Months	1999	2005
		Ended		Ended		Ended		Ended	(Inception) to	to
		September 30		September 30		September 30		September 30	June 30	December 31
		2006		2005		2006		2005	2006	2005

REVENUES		$-		$-	$				$-

COST OF GOODS SOLD	$		$		$		$			-

OPERATING EXPENSES
General and administrative		970,398		5,451,092		126,186		1,632,190	1,652,129	681,731
Marketing expense		4,084,708		-		3,491,933		-	9,690,321	5,605,613
Selling expenses		3,689,288		730,406		3,524,433		3,692	5,101,541	1,412,253
TOTAL OPERATING EXPENSES		8,744,394		6,181,498		7,142,552		1,635,882	16,443,991	7,699,597

LOSS FROM OPERATIONS		(8,744,394)		(6,181,498)		(7,142,552)		(1,635,882)	(16,443,991)	(7,699,597)

OTHER INCOME (EXPENSES)
Interest income									5,430	5,430
Interest expense		(56,284)		(5,502)		(18,638)		(5,502)	(53,784)	2,500
Loss on disposal of asset		-							(78,132)	(78,132)
Gain on forgiveness of debt									(14,171)	(14,171)
TOTAL OTHER INCOME (EXPENSES)		(56,284)		(5,502)		(18,638)		(5,502)	(140,657)	(84,373)

LOSS BEFORE TAXES		(8,800,678)		(6,187,000)		(7,161,190)		(1,641,384)	(16,584,648)	(7,783,970)

INCOME TAXES		-		800				-	-	-

NET LOSS		$(8,800,678)		$(6,187,800)		$(7,161,190)		$(1,641,384)	(16,584,648)	(7,783,970)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED		$(0)		$(0.154)				(0.029)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		130,431,869

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SEPTEMBER 30, 2006

					Additional		Deferred
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Financing
	Shares	Amount	Shares	Amount	Capital	Deficit	Costs	Totals

Balance, December 31, 2002	-	$-	$147,748	$148	$13,833,042	$(17,512,915)	$(7,015)	(3,686,740)
								-
Shares issued in exchange for debt	835,660	836	12,500	13	922,312			923,161
					-	-		-
Amortization of deferred financing cost							7,015	7,015
								-
Shares issued in exchange for services			22,750	23	608,727	-		608,750
								-
Shares issued for interest on convertible debt			260	-	53,300			53,300
					-	-		-
Loss for year ending December 31, 2003	-	-	-	-	-	(1,201,111)		(1,201,111)

Balance, December 31, 2003	835,660	$836	183,258	$184	$15,417,381	$(18,714,026)		$(3,295,625)

Options exercised			5,000	5	64,995			65,000
								-
Shares issued in exchange for payable to shareholder			20,000	20	214,277			214,297
								-
Shares issued in exchange for settlement			1,000	1	109,999			110,000
								-
Shares issued in exchange for compensation & services			23,000	23	386,477			386,500
								-
Net loss for year ending December 31, 2004	-	-	-	-	-	(520,520)		(520,520)

Balance, December 31, 2004	835,660	$836	$232,258	$233	$16,193,129	$(19,234,546)		$(3,040,348)

Shares issued for consulting expense			996,260	996	6,945,396			6,946,392
								-
Shares issued for debt			5,000	5	57,495			57,500
								-
Shares issued for compensation	1,000,000	1,000			99,000			100,000
								-
Net loss for year ending December 31, 2005						(7,783,970)		(7,783,970)

Balance, December 31, 2005	1,835,660	1,836	1,233,518	1,234	23,295,020	(27,018,516)		(3,720,426)

Shares issued for consulting expense			94,951	95	360,185			360,280
								-

Net loss for period ending March 31, 2006						(551,012)		(551,012)

Balance, March 31, 2006	1,835,660	1,836	1,328,469	1,329	23,655,205	(27,569,528)		(3,911,158)

								-
Shares issued for accrued payroll			205,000	205	409,795			410,000
								-
Shares issued for consulting expense			439,000	439	885,891			886,330

Net loss for period ending June 30, 2006						(1,088,476)		(1,088,476)

Balance, June 30, 2006	1,835,660	1,836	1,972,469	1,973	24,950,891	(28,658,004)	-	(3,703,304)

Shares issued for consulting expense			4,876,350	4,876	7,612,508			7,617,384
								-
Reverse stock split								-
								-
Net loss for period ending June 30, 2006						(7,161,190)		(7,161,190)

Balance, September 30, 2006	1,835,660	1,836	6,848,819	6,849	32,563,399	(35,819,194)	-	(3,247,110)

RHINO OUTDOOR INTERNATIONAL, INC			From		From
CONSOLIDATED STATEMENTS OF CASH FLOWS			inception of		inception of
SEPTEMBER 30, 2006			development		development
			stage		stage
			January 1,		January 1,
			2005		2005
	Nine Months	Nine Months	to		to
	Ended	Ended	June 30		December 31
	September 30	September 30	2006		2005
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,800,678)	$(6,187,800)	(16,584,648)		(7,783,970)
Unearned revenue			-
Stock issued for accrued wages	410,000				100,000
Stock issued for services	8,263,996	6,088,119	15,210,388		6,946,392
Forgiveness of debt					(2,500)
Loss on abandonment of assets					14,171
Amortization and depreciation			-
Adjustments to reconcile net (loss) to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in note receivable			-
Decrease (increase) in accounts receivable			-
Decrease (increase) in prepaids			-		-
Decrease in deposits			-
Increase (decrease) in interest payable			-
Increase (decrease) in accounts payable-checks in excess	(5,169)				15,108
Increase (decrease) in accounts payable	117,233	(25,002)			194,029
Increase (decrease) in accrued payroll
Increase (decrease) in accrued liabilities	(30,952)	800			318,626
Increase (decrease) in deferred revenue	2,000	142,472			172,453
Increase (decrease) in inventory
Net cash used by operating activities	(43,570)	18,589	(1,374,260)		(25,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan receivable			(7,500)		(7,500)
Increase in deposits			(6,415)		(6,415)
Cash paid for marketing rights		(210,000)	-
Cash paid for equipment purchased			-
Cash paid for leasehold improvements			-
Net cash used by investing activities	-	(210,000)	-		(13,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties		191,609	39,606		39,606
Proceeds from issuance of convertible debt			-
Proceeds from notes payable	95,070		95,070
Payment of notes payable	(51,500)		(51,500)
Proceeds from sale of common stock			-
Net cash provided by financing activities	43,570	191,609	43,570		39,606.00

Change in cash	(0)	198

Cash, beginning of period		-

Cash, end of period	$(0)	$198	-		-
	(0)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	5,502		5,502
Income taxes paid	$-	$-	-		-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	-	$
Common stock issued for debt	$	$-	57,500		$57,500
Common stock issued for technology license	$-	$-	-	$

Rhino Outdoor International, Inc.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMEBER 30, 2006

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

Except for the prior statement, the foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented before the inclusion of financial information of the aforementioned subsidiary. Operating results for the nine-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

As of January 1, 2005, the Company abandoned its previous business plan of marketing cellular phone services and began a new development stage where it intends to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
The Company has been in the development stage since its inception of the current development stage, which was January 1, 2005, and has not realized any revenue from operations. It expects to be engaged by various companies to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Rhino Outdoor International, Inc.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMEBER 30, 2006

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company has no revenues, has incurred a net loss for the nine months ended September 30, 2006 and 2005, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

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

Principles of Consolidation
The accompanying consolidated financial statements at September 30, 2006 include the accounts of the Company and its wholly owned subsidiary IDS Cellular, Inc. (“IDS”). All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

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

Rhino Outdoor International, Inc.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMEBER 30, 2006

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

NOTE 4 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. These shares are convertible to common stock. As of September 30, 2006, the Company has issued 835,660 shares of preferred Series A, and 1,000,000 shares of preferred Series B.

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

On August 30, 2006, the Board of Directors approved and the Company effected a one hundred-for-one reverse stock split of the Company’s common stock. All references in

Rhino Outdoor International, Inc.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMEBER 30, 2006

the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one hundred-for-one reverse stock split.

During the nine months ended September 30, 2006, the Company issued 5,410,390 and 205,000 shares of its common stock for $8,863,994 and $410,000 in exchange for management and consulting services and accrued wages, respectively. The services were measured at the fair market value of the shares received on the day the shares were issued.

During the year ended December 31, 2005, the Company issued 996,260 shares of its common stock in exchange for consulting services for $6,946,392. The services were measured at the fair market value of the shares received on the day the shares were issued.

During the year ended December 31, 2005, the Company issued 5,000 shares of its common stock in exchange for debt of $60,000 and recorded a gain of forgiveness of debt of $2,500 for this exchange. The services were measured at the fair market value of the shares received on the day the shares were issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at September 30, 2006 is approximately $610,464 of unpaid payroll taxes.

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

The Company is currently in negotiations with an individual who has threatened a lawsuit against the Company, a former officer and a cellular phone service provider. The Company has offered to issue the individual 250,000 shares of common stock to settle any claims he may have against the Company. This individual has verbally accepted the settlement offer. The offer had no effect on the accompanying consolidated financial statements as consulting services totaling $27,500 owed this individual were previously recorded as accounts payable in the records of the Company. The Company has reserved 250,000 shares of common stock to be issued under this settlement offer.

Rhino Outdoor International, Inc.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMEBER 30, 2006

A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that it owes the amount and intends to vigorously defend the claim. The claim has not been pursued and the Company is not subject to any legal action pursuing this claim. Any claims asserted may be challenged by claims of the Company concerning funds owed to the Company for its prior trade relationship with World Com.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following loans at the dates shown:
	September 30, 2006	December 31, 2005
Note payable; was due in installments of $5,000 on January 15, 2004 and February 15, 2004 with final payment due March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two former officers of the Company. In default.	$109,000	$109,000
Note payable to cellular phone service provider; due in installments of $92,596 payable on January 2, 2005 and August 2, 2005, plus interest at libor index. In default.	185,192	185,192
Total Notes Payable.	$294,192	$294,192

The Company is currently in default with the repayment terms of the installment notes. As of September 30, 2006, the Company had accrued $20,007 of interest on notes payable.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions consisted of the following at the dates shown:
	September 30, 2006	December 31, 2005
Advance due to a corporation owned by a former officer of the Company, accruing interest at libor index, due on demand and unsecured.	$54,000	$54,000
Advance due to a former officer of the Company, bearing interest at 5% per annum, due on demand and unsecured	583,231	1,139,661
Advance due to a current officer of the Company, bearing no interest, due on demand, and unsecured	32,500	32,500
	$669,731	$1,226,161

Rhino Outdoor International, Inc.
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMEBER 30, 2006

As of June 30, 2006, the Company had accrued $89,899 of interest for related party notes payable. During the period ended March 31, 2006, a related party loaned the Company an additional $89,500. During the period ended June 30, 2006, the Company paid $51,500 to the related party for partial payment of its note payable. During the period ended September 30, 2006, the Company paid $600,000 by issuing 4,000,000 shares of common stock for partial payment of its note payable The balance of this note to the related party on September 30, 2006 was $583,231.

NOTE 8 - ACQUISITION

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company's Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiaries officers and 400,000 for loan guarantees.

The Rhino’s financial information is currently being prepared, but is not available for disclosure. The acquisition of the assets and liabilities of Rhino will be presented on a subsequent amended filing, although the Company estimates that the acquisition will result in net liabilities acquired of nearly $2,500,000.

NOTE 9 - SUBSEQUENT EVENT

On September 12, 2006 the Company announced a Letter of Intent with Great West Vans. As of the date of this filing the Company is completing due diligence, and has made a deposit towards this all cash acquisition. The Company anticipates completing this acquisition by December 31, 2006.

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

Management’s discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS (3 mos.)
Three months ended September 30, 2006 compared to the three months ended September 30, 2005

	Three months ended September 30		Increase
	2006	2005	Amount	%
Revenue	$ -	$ -	$ -	-

There were no revenues posted during the three months ended September 30, 2006, and no revenues posted during the three months ended September 30, 2005. The Company has been in development stage during both reporting periods.

	Three months ended September 30		Decrease
	2006	2005	Amount	%
General & administrative	$ 126,186	$ 1,632,190	(1,506,004)	92%

General & administrative expenses for the three months ended September 30, 2006 decreased by $1,632,190 to the comparable period in 2005. This decrease in G & A expenses in the three month period ending September 30, 2006 is related to the Company not expending funds on marketing and sales of XBoard pending delivery and production of the product.

The Company has redirected activities The redirection is related to acquisition and business development with companies in the outdoor lifestyle and recreation category.

	Three months ended September 30		Increase
	2006	2005	Amount	%
Selling & Mrktg. Expense	$ 7,016,366	$ 3,692	$ 7,012,674	1,899%

Selling & Marketing Expense of $7,016,366 for the three months ended September 30, 2006 were related to the Company’s continued exploration of the development of Rhino and GWV. Selling Expenses increased by $7,012,674 compared to the three months ended September 30, 2005 due to increased activities as noted above.

	Three months ended September 30		Increase
	2006	2005	Amount	%
Interest Expense	$ 18,638	$5,502	$ 13,136	70%

Interest Expense of $18,638 for the three months ended September 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes versus the comparable period ending September 30, 2005.

RESULTS OF OPERATIONS (9 mos.)
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

	Nine months ended September 30		Increase
	2006	2005	Amount	%
Revenue	$ 0	$ 0	$ 0	-

There were no revenues posted during the nine months ended September 30, 2006, and no revenues posted during the nine months ended September 30, 2005. The Company has been in development stage during both reporting periods.

	Nine months ended September 30		Decrease
	2006	2005	Amount	%
General & administrative	$ 970,398	$ 5,451,092	($4,480,694)	461%

General & administrative expenses for the nine months ended September 30, 2006 decreased by $4,480,694 to the comparable period in 2005. This decrease in G & A expenses in the nine month period ending September 30, 2006 is directly related to the Company not taking part in trade show events and administrative activities on XBoard.

	September 30		Increase
	2006	2005	Amount	%
Selling & Mrktg. Expense	$ 7,773,996	$ 730,406	$7,043,590	964%

Selling Expense of $7,773,996 for the nine months ended September 30, 2006 were related to the Company’s continued exploration of the development of Rhino and GWV sales and marketing activities. Selling Expenses increased by $7,043,590 compared to the nine months ended September 30, 2005 due to increased activities as noted above.

	Nine months ended September 30		Increase
	2006	2005	Amount	%
Interest Expense	$ 56,284	$5,502	$ 50,782	922%

Interest Expense of $56,284 for the nine months ended September 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes in comparison to nine months interest accrual in same period of 2005. The increase of $50,782 is attributable to 3rd party notes.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 compared to September 30, 2005 :

	Nine months ended June 30		Decrease
	2006	2005	Amount	%
Cash	$ 0	$ 0	$ 0	na

ACQUISITION OF SUBSIDIARY

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company's Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiaries officers and 400,000 for loan guarantees.

The Rhino’s financial information is currently being prepared, but is not available for disclosure. The acquisition of the assets and liabilities of Rhino will be presented on a subsequent amended filing, although the Company estimates that the acquisition will result in net liabilities acquired of nearly $2,500,000.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that material information related to us, required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and regulations of the SEC. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2006	RHINO OUTDOOR INTERNATIONAL, INC.

By: /s/ WALT TATUM Walt Tatum, Chief Executive Officer