Form 10QSB/A
period 2006-06-30
Rhino Outdoor International, Inc.
filed 2006-12-14
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

PART I - FINANCIAL STATEMENTS

Board of Directors
Rhino Outdoor International, Inc.
Torrance, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Rhino Outdoor International, Inc., as of June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Rhino Outdoor International, Inc.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 13, 2006

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$18,578	$-
Accounts receivable	5,000	7,500
Loans receivable	-	15,000
Investments	1,102,500	-
Inventory, net	183,210	-
Other current assets	2,052	-
TOTAL CURRENT ASSETS	1,311,340	22,500

FIXED ASSETS
Plant, property, and eqiupment	192,736	-
Less accumulated depreciation	(66,498)	-
TOTAL FIXED ASSETS	126,238	-

OTHER ASSETS
Goodwill	3,013,463	-

TOTAL ASSETS	$4,451,041	$22,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,292,990	$1,063,251
Accrued liabilities	944,408	971,762
Bank overdraft	15,487	15,108
Lines of credit	299,950	-
Notes payable	294,192	294,192
Current portion of long-term debt	45,105	-
Deferred revenues and customer deposits	699,817	172,453
Related party payable	1,687,925	1,226,161
TOTAL CURRENT LIABILITIES	5,279,874	3,742,927

LONG-TERM LIABILITIES
Bank indebtedness, net of current portion	46,187	-
Vehicle loans, net current portion	28,321	-
TOTAL LONG-TERM LIABILITIES	74,508	-

TOTAL LIABILITIES	5,354,382	3,742,927

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A - 835,660 shares issued and outstanding	836	836
Series B - 1,000,000 shares issued and outstanding	1,000	1,000
Series C - 2,250,000 and 0 shares issued and outstanding, respectively	2,250	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
197,246,909 and 123,351,777 shares issued and oustanding,
respectively	197,247	123,352
Additional paid-in capital	27,004,386	23,172,901
Accumulated deficit prior to current development stage	(19,234,546)	(19,234,546)
Accumulated deficit in development stage	(9,414,514)	(7,783,970)
Accumulated comprehensive income	540,000	-
Total Stockholders' Deficit	(903,341)	(3,720,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,451,041	$22,500

The accompanying notes are an integral part of these interim financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					From
					Inception of
					Development
					Stage
					(January 1, 2005)
	Three Months Ended		Six Months Ended		to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$29,750	$-	$29,750	$-	$29,750

COST OF SALES	24,654	-	24,654	-	24,654

Gross Profit	5,096	-	5,096	-	5,096

OPERATING EXPENSES
General and administrative	74,257	431,851	141,350	490,248	823,081
Depreciation expense	851	-	851	-	851
Management fees	601,729	-	706,729	-	706,729
Marketing expenses	382,634	1,307,612	596,059	3,038,783	6,201,672
Selling expenses	18,000	698,438	164,856	1,016,585	1,577,109
TOTAL OPERATING EXPENSES	1,077,471	2,437,901	1,609,845	4,545,616	9,309,442

LOSS FROM OPERATIONS	(1,072,375)	(2,437,901)	(1,604,749)	(4,545,616)	(9,304,346)

OTHER INCOME (EXPENSES)
Other income	14,063	-	14,063	-	19,493
Gain on forgiveness of debt	-	-	-	-	2,500
Interest expense	(21,220)	-	(39,858)	-	(117,990)
Loss on abandonment of assets	-	-	-	-	(14,171)
TOTAL OTHER INCOME (EXPENSES)	(7,157)	-	(25,795)	-	(110,168)

LOSS BEFORE TAXES	(1,079,532)	(2,437,901)	(1,630,544)	(4,545,616)	(9,414,514)

INCOME TAXES	-	800	-	800	800

NET LOSS	(1,079,532)	(2,438,701)	(1,630,544)	(4,546,416)	(9,415,314)

OTHER COMPREHENSIVE INCOME
Unrealized gain on investments	540,000	-	540,000	-	540,000

COMPREHENSIVE LOSS	$(539,532)	$(2,438,701)	$(1,090,544)	$(4,546,416)	$(8,875,314)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.06)	$(0.01)	$(0.14)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	151,172,738	37,518,477	140,106,932	31,793,119

The accompanying notes are an integral part of these interim financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Accumulated	Income	Totals

Balance, January 1, 2005	835,660	$836	23,225,777	$23,226	$16,170,135	$(19,234,546)	$-	$(3,040,349)

Shares issued for consulting expense	-	-	99,626,000	99,626	6,846,766	-	-	6,946,392

Shares issued for debt	-	-	500,000	500	57,000	-	-	57,500

Shares issued in exchange for compensation	1,000,000	1,000	-	-	99,000	-	-	100,000

Net loss for year ending December 31, 2005	-	-	-	-	-	(7,783,970)	-	(7,783,970)

Balance, December 31, 2005	1,835,660	1,836	123,351,777	123,352	23,172,901	(27,018,516)	-	(3,720,427)

Shares issued for management and consulting fees	-	-	51,395,132	51,395	1,156,235	-	-	1,207,630

Shares issued for accrued liabilities	-	-	22,500,000	22,500	427,500	-	-	450,000

Shares issued for acquisition of subsidiary	1,650,000	1,650	-	-	1,648,350	-	-	1,650,000

Shares issued for accrued management fees	600,000	600	-	-	599,400	-	-	600,000

Net loss for period ending June 30, 2006	-	-	-	-	-	(1,630,544)	-	(1,630,544)

Unrealized gain on investments	-	-	-	-	-	-	540,000	540,000

Balance, June 30, 2006 (unaudited)	4,085,660	$4,086	197,246,909	$197,247	$27,004,386	$(28,649,060)	$540,000	$(903,341)

The accompanying notes are an integral part of these interim financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Inception of
			Development
			Stage
			(January 1, 2005)
	Six Months Ended		to
	June 30,	June 30,	June 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,630,544)	$(4,546,416)	$(9,414,514)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	851	-	-
Stock issued for accrued wages	450,000	-	550,000
Common stock issued for compensation and services	1,207,630	4,473,279	8,154,022
Preferred shares issued for accrued management fees	600,000	-	600,000
Forgiveness of debt	-	-	(2,500)
Loss on abandonment of assets	-	-	14,171
Provision for doubtful accounts	-	800	-
(Increase) decrease in:
Accounts receivable	7,500	-	7,500
Increase (decrease) in:
Accounts payable and accrued expenses	116,143	(25,002)	310,172
Accrued liabilities	(784,459)	-	(465,833)
Deferred revenues and customer deposits	2,000	136,142	174,453
Net cash provided (used) by operating activities	(30,879)	38,803	(71,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable	15,000	-	7,500
Cash acquired in acquisition	18,578	-	18,578
Increase in bank overdrafts	-	-	(6,415)
Purchase of marketing rights	-	(210,000)	-
Net cash provided (used) by investing activities	33,578	(210,000)	19,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	15,500	185,664	55,106
Increase in bank overdrafts	379	-	379
Increase in bank indebtness	-	-	15,108
Net cash provided by financing activities	15,879	185,664	70,593

Change in cash	18,578	14,467	18,578

Cash, beginning of period	-	-	-

Cash, end of period	$18,578	$14,467	$18,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,212	$-	$5,502
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-	$57,500
Common stock issued for accrued wages	$450,000	$-	$550,000
Preferred shares issued for subsidiary	$1,650,000	$-	$1,650,000

The accompanying notes are an integral part of these interim financial statements.

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS

Rhino Outdoor International, Inc. (fka Cyberads, Inc), was incorporated on April 12, 2000 in the State of Florida. On August 10, 2005 the Company changed domicile from Florida to Nevada.

The Company provides management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment. The Company earns commissions/fees on securing distribution for the businesses and products it represents. Additionally, the Company will earn commissions when product deliveries are made through the distribution channel. The Company and its management has devoted their attention toward restructuring debt and seeking profitable products in 2005. The Company’s year-end is December 31.

As of January 1, 2005, the Company abandoned its previous business plan of marketing cellular phone services and began a new development stage where it intends to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and 400,000 for loan guarantees. As of June 30, 2006, the 400,000 shares had not been issued for loan guarantees. Rhino Off Road Industries, Inc. was incorporated on September 25, 2003 in the State of Nevada. The principal business of the Company is the design, manufacturing and sale of off road vehicles and its related parts. The Company’s operations are located in Henderson, Nevada. See Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Rhino Outdoor International, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

The Company’s policy is to accrue interest on trade receivables 90 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. At that time, the Company will discontinue accruing interest and turn the account over for collection. If a payment is made after it has been turned over for collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written off as uncollectible if no payments are received 180 days after they have been turned over for collection.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. Management has deemed that any liability arising from this policy would be immaterial and has accrued no compensated absences liabilities for the period ended June 30, 2006

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, shipping, labor and benefits, and other overhead costs associated with production.

Development Stage Activities
The Company has been in the development stage since the inception of the current development stage (which began January 1, 2005) and has realized minimal revenue from operations. It expects to be engaged to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has limited revenues, has incurred a net loss for the six months ended June 30, 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Management has established plans designed to increase the sales of the Company’s products and services and decrease debt. These plans will include providing management and sales support to businesses focused in the Extreme/Lifestyle market segment where the Company anticipates earning commissions/fees on securing distribution from business and products it represents.

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

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

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis. At June 30, 2006, the Company has estimated a reserve of $50,000.

	June 30,	June 30,
	2006	2005
Raw and work-in-progress	$152,107	$-
Finished goods	81,103	-
Reserve for obsolescence	(50,000)	-
Total Inventory	$183,210	$-

Investments
The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company determines the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost basis of specific investment accounts. On the Company’s balance sheet, short-term available for sale securities are classified as “investments.”

Long-lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 4.

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Principles of Consolidation
The accompanying consolidated financial statements at June 30, 2006 include the accounts of Rhino Outdoor International, Inc. and its wholly owned subsidiaries IDS Cellular, Inc. (“IDS”), and Rhino Off Road Industries, Inc. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have an immediate material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to independent distributors, the Company’s customers. Revenue from administration fees is recognized upon collection from independent distributors.

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

NOTE 3 - ACQUISITION OF RHINO OFF ROADS INDUSTRIES, INC.

On June 21, 2006, the Company acquired one hundred percent of the issued and outstanding shares of Rhino Off Roads Industries, Inc. for 1,650,000 convertible preferred shares Series C of Rhino Outdoor International, Inc. Per the merger agreement, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Furthermore, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of June 30, 2006, these shares have not been issued, and the officers still are the guarantee on these lines of credit.

The purchase price was allocated as follows:

Cash	$18,578
Accounts receivable	5,000
Investments	1,102,500
Inventories	183,210
Plant, property & equipment, net	126,238
Other assets	2,052
Total Assets Acquired	1,437,578
Current liabilities	(2,177,590)
Other liabilities	(74,508)
Total Liabilities Assumed	(2,252,098)
Liabilities in excess of assets	823,463
Other comprehensive income	540,000
Cost of acquisition	1,650,000
Goodwill	$3,013,463

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 4 - BANK OVERDRAFTS

Bank overdrafts consist of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers from the Company’s general account as checks are presented.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	June 30,
	2006	2005

Plant assets	$183,687	$-
Office furniture	7,445	-
Leasehold improvements	1,604	-
	192,736	-
Less accumulated depreciation	(66,498)	-
Net, property and equipment	$123,238	$-

Depreciation and amortization expense for the period ended June 30, 2006 was $851. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 6 - INCOME TAXES

At June 30, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $9,700,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at June 30, 2006. The significant components of the deferred tax asset at June 30, 2006 were as follows:

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Net operating loss carryforward:	$28,600,000

Deferred tax asset	$9,700,000
Deferred tax asset valuation allowance	(9,700,000)
Net deferred tax asset	$-

At June 30, 2006, the Company has net operating loss carryforwards of $28,600,000 which begin to expire in the year 2020. The change in the allowance account from December 31, 2005 to June 30, 2006 was $552,000.

NOTE 7 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. These shares are convertible to common stock.  As of June 30, 2006, the Company has issued 835,660 shares of preferred Series A, 1,000,000 shares of preferred Series B, and 2,250,000 shares of preferred Series C.

On June 26, 2005, the Company issued 1,000,000 shares of its convertible preferred Series B stock in exchange for partial payment of accrued salary to an officer of the Company. The shares were recorded at $0.10 value, which was a fair price average during the period of accrual. The Company recorded a reduction in accrued salary liability as a result of this issuance. Each share of Series B preferred was originally entitled to 100 votes per share, which was increased to 255 votes per share on June 21, 2006.

On June 21, 2006, the Company issued 1,650,000 shares of its convertible preferred Series C stock in a share exchange agreement and plan of reorganization when the Company acquired 100 percent of the outstanding common stock of Rhino Off Road Industries, Inc. The Company also issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Per the merger agreement, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of June 30, 2006, these shares have not been issued, and the officers still are the guarantee on these lines of credit.

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

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

During the year ended December 31, 2005, the Company issued 500,000 shares of its common stock in exchange for debt of $60,000 and recorded a gain of forgiveness of debt of $2,500 for this exchange. The services were measured at the fair market value of the shares received on the day the shares were issued.

NOTE 8 - LEASE COMMITMENTS

Lease Payments
The Company has operating lease commitments for its premises. The monthly lease commitment is approximately $6,000. For years ended December 31, 2005, and 2004, the Company had paid approximately $72,000 for rent of facilities costs. The lease expired in April 2006. No replacement lease agreement has been signed and the Company continues to rent the facilities on a month-to-month basis.

NOTE 9 - LOAN PAYABLE

Notes payable consisted of the following at June 30:
	2006	2005
The Company has a $100,000 operating line of credit with Nevada First Bank that bears interest at a rate of 8.5% per annum, and was completely drawn down at June 30, 2006. This line of credit has no security directly associated with it. The Company has a second operating line of $199,950 with Nevada First Bank that bears interest at 8.5% per annum, and was completely drawn down at June 30, 2006. This line of credit is 100% secured with a CD owned by related parties.	$299,950	$-
The Company has a 5-year term loan with Nevada First Bank which had an initial value of $125,000. With 3 years left on the term, it bears interest at an annual rate of 7.5%, and is secured by all physical assets of the business. This loan is secured by a personal guarantee by related parties.	76,323	-
The Company has two vehicles loans with lending companies and pays approximately $1,250 in payments at an average interest rate of approximately 2.5% on these vehicles.	43,290	-
Note payable was due in installments of $5,000 on January 15, 2004 and February 15, 2004 with final payment due March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two former officers of the Company. In default	109,000	109,000

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

Note payable to cellular phone service provider; due in installments of $92,596 payable on January 2, 2005 and August 2, 2005, plus interest at Libor index. In default.	185,192	185,192

Total Notes Payable	$713,755	$294,192

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On June 9, 2006, the Company signed an agreement with Hebei Sida Industry Group Col, Ltd (“Sida”), pursuant to which Sida will become an authorized exclusive distributor of the Company’s products in China. Sida has agreed to purchase 1,000 units over a three year period. Under the agreement, Sida will manufacture these units in China and pay the Company a license fee of 10% over its purchase costs for distribution rights.

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

The Company is currently in negotiations with an individual who has threatened a lawsuit against the Company, a former officer and a cellular phone service provider. The Company has offered to issue the individual 250,000 shares of common stock to settle any claims he may have against the Company. This individual has verbally accepted the settlement offer. The offer had no effect on the accompanying consolidated financial statements as consulting services totaling $27,500 owed this individual were previously recorded as accounts payable in the records of Rhino Outdoor International, Inc. The Company has reserved 250,000 shares of common stock to be issued under this settlement offer.

A claim against the Company of approximately $500,000 has been threatened by the Creditors Committee of World Com. The Company does not believe that it owes the amount and intends to vigorously defend the claim. The claim has not been pursued and the Company is not subject to any legal action pursuing this claim. Any claims asserted may be challenged by claims of the Company concerning funds owed to Rhino Outdoor International, Inc. for its prior trade relationship with World Com.

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED INTERIM NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 11 - RELATED PARTY TRANSACTIONS

Accrued payroll and accrued taxes represents amounts owed to management for services provided. At June 30, 2006, the Company had accrued payroll of $211,333.

Related party payables represent amounts due to management and shareholders, who have loaned money to the Company to pay expenses on behalf of the Company. At June 30, 2006, short-term related party payables were $1,687,925. These loans are unsecured, non-interest bearing, and payable on demand.

NOTE 12 - INVESTMENTS

The Company’s securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in accumulated comprehensive income.

In May 2006, the Company acquired shares of common stock in Luvoo, Inc, a public company, for sponsorship and visual representation on Rhino vehicles in competition for a consecutive twelve months beginning on June 1, 2006. The Company carries this investment at cost. See Note 2.
The Company’s investments are summarized as follows:

June 30,
2006
Fair value:
Luvoo, Inc	$1,102,500
Total fair value	1,102,500
Gross unrealized (gain)	540,000
Cost	$562,500

NOTE 13 - SUBSEQUENT EVENT

Effective August 30, 2006, the Company completed a one-for one hundred (1-for-100) reverse stock split for stockholders of record as of August 7, 2006. In addition, effective August 30, 2006, the Company changed its corporate name to Rhino Outdoor International, Inc.

Subsequent to June 30, 2006, the Company executed an agreement with a related party to issue 4,000,000 shares of common stock for debt of $1,000,000.

The Company has signed a letter of intent to acquire Great Vans West, a privately held Canadian company that manufacturers recreational class “B” motor homes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS (3 mos.)
Three months ended June 30, 2006 compared to the three months ended June 30, 2005

	Three months ended June 30		Increase
	2006	2005	Amount	%
Revenue	$ 29,750	$ -	$ 29,750	100%

There were $29,750 in revenues posted during the nine days of operations after the acquisition of Rhino Off Road Industries, Inc. at ended June 30, 2006 of which 100% was attributable to sales by Rhino Off-Road Industries, Inc.. There were no revenues posted during the three months ended June 30, 2005. The Company has been in development stage during both reporting periods.

	Three months ended June 30		Decrease
	2006	2005	Amount	%
General & administrative	$74,257	$431,851	(357,594)	83%

General & administrative expenses for the three months ended June 30, 2006 decreased by $357,594 to the comparable period in 2005. This decrease in G & A expenses in the three month period ending June 30, 2006 is related to the Company not expending funds on marketing and sales of XBoard pending delivery and production of the product.

The Company has redirected activities The redirection is related to acquisition and business development with companies in the outdoor lifestyle and recreation category.

	Three months ended June 30		Decrease
	2006	2005	Amount	%
Selling & marketing expense	$400,634	$2,000,050	$1,594,416	80%

Selling and marketing expense of $400,634 for the three months ended June 30, 2006 were related to the Company’s continued exploration of the development of Rhino Off Road Industries, Inc.. Selling Expenses decreased by $1,594,416 compared to the three months ended June 30, 2005 due to decreased activities as noted above.

	Three months ended June 30		Increase
	2006	2005	Amount	%
Interest Expense	$21,220	$ 0	$21,220	n/a

Interest Expense of $21,220 for the three months ended June 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes.

RESULTS OF OPERATIONS (6 mos.)
Six months ended June 30, 2006 compared to the six months ended June 30, 2005

	Six months ended June 30		Increase
	2006	2005	Amount	%
Revenue	$ 29,750	$ 0	$ 29,750	100%

There were $29,750 in revenues posted during the nine days of operations after the acquisition of Rhino Off Road Industries, Inc. at ended June 30, 2006. There were no other revenues posted during the six months ended June 30, 2005. The Company has been in development stage during both reporting periods.

	Six months ended June 30		Decrease
	2006	2005	Amount	%
General & administrative	$141,350	$490,248	(348,898)	72%

General & administrative expenses for the six months ended June 30, 2006 decreased by $348,898 to the comparable period in 2005. This decrease in G & A expenses in the six month period ending June 30, 2006 is directly related to the Company not taking part in trade show events and administrative activities on XBoard.

	Six months ended June 30		Decrease
	2006	2005	Amount	%
Selling & Mrktg. Expense	$760,915	$4,055,368	$3,294,453	82%

Selling Expense of $757,630 for the six months ended June 30, 2006 were related to the Company’s continued exploration of the development of Rhino Off Road. Selling Expenses decreased by $3,294,453 compared to the six months ended June 30, 2005 due to decreased activities as noted above.

	Six months ended June 30		Increase
	2006	2005	Amount	%
Interest Expense	$39,858	$ 0	$39,858	n/a

Interest Expense of $39,858 for the six months ended June 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 compared to June 30, 2005:

	Six months ended June 30		Increase
	2006	2005	Amount	%
Cash	$18,578	$14,467	$4,111	(28%)

ACQUISITION OF SUBSIDIARY

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiaries officers. Per the merger agreement, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of June 30, 2006, these shares have not been issued, and the officers still are the guarantee on these lines of credit.

Management has agreed to retain Howard Pearl as President of Rhino Off Road, and anticipates appointing Howard Pearl as CEO of the parent company by end of year 2006. An employment agreement has been executed and is attached as part of the exhibits to the acquisition. The term is three years, with an employee option for two years, at a minimum paid salary of $180,000 per annum.

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

Date: December 13, 2006	CYBERADS, INC.

By: /s/ JEFF CRISWELL Jeff Criswell, President