Form 10QSB/A
period 2006-09-30
Rhino Outdoor International, Inc.
filed 2006-12-21
CIK 1121520

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
                                Yes    ☐    No    ☒

As of December 21, 2006, the number of outstanding shares of the issuer's common stock was 50,748,728 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:     Yes    ☐ No    ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm	3

	Consolidated Balance Sheets for the periods ended
	September 30, 2006 and December 31, 2005	4

	Consolidated Statements of Operations for the Three Months and Nine Months
	ended September 30, 2006 and 2005, and from inception of development
	stage January 1, 2005 to September 30, 2006	5

	Consolidated Statement of Stockholders' Equity	6

	Consolidated Unaudited Statement of Cash Flows for the Nine Months
	ended September 30, 2006 and 2005, and from inception of development
	stage January 1, 2005 to September 30, 2006	7

	Notes to Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	19

ITEM 3.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	22

SIGNATURES		23

Board of Directors
Rhino Outdoor International, Inc.
Torrance, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Rhino Outdoor International, Inc., as of September 30, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the nine months then ended and for the period from January 1, 2005 (inception of development stage) though September 30, 2006. All information included in these financial statements is the representation of the management of Rhino Outdoor International, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 19, 2006

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$4,834	$-
Accounts receivable	5,000	7,500
Loans receivable	-	15,000
Investments	118,804	-
Inventory, net	143,210	-
Other current assets	9,792	-
TOTAL CURRENT ASSETS	281,640	22,500

FIXED ASSETS
Plant, property, and eqiupment	192,736	-
Less accumulated depreciation	(75,050)	-
TOTAL FIXED ASSETS	117,686	-

OTHER ASSETS
Goodwill	3,013,463	-

TOTAL ASSETS	$3,412,789	$22,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,253,290	$1,063,251
Accrued liabilities	1,201,909	971,762
Bank overdraft	30,975	15,108
Lines of credit	299,896	-
Notes payable	294,192	294,192
Current portion of long-term debt	45,105	-
Deferred revenues and customer deposits	588,652	172,453
Related party payable	703,045	1,226,161
TOTAL CURRENT LIABILITIES	4,417,064	3,742,927

LONG-TERM LIABILITIES
Bank indebtedness, net of current portion	42,106	-
Vehicle loans, net current portion	24,635	-
TOTAL LONG-TERM LIABILITIES	66,741	-

TOTAL LIABILITIES	4,483,805	3,742,927

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A - 835,660 shares issued and outstanding	836	836
Series B - 1,000,000 shares issued and outstanding	1,000	1,000
Series C - 2,250,000 and 0 shares issued and outstanding, respectively	2,250	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
49,453,479 and 1,233,518 shares issued and oustanding,
respectively	49,453	1,233
Additional paid-in capital	35,214,629	23,295,020
Accumulated deficit prior to current development stage	(19,234,546)	(19,234,546)
Accumulated deficit in development stage	(16,693,067)	(7,783,970)
Accumulated comprehensive loss	(411,571)	-
Total Stockholders' Deficit	(1,071,016)	(3,720,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,412,789	$22,500

The accompanying notes are an integral part of these interim consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					From
					Inception of
					Development
					Stage
					(January 1,
					2005)
	Three Months Ended		Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$23,398	$-	$53,148	$-	$53,148

COST OF SALES	44,183	-	68,837	-	68,837

Gross Profit (Loss)	(20,785)	-	(15,689)	-	(15,689)

OPERATING EXPENSES
General and administrative	114,301	246,974	255,652	737,222	937,383
Depreciation expense	8,552	-	9,403	-	9,403
Management fees	211,000	-	917,729	-	917,729
Marketing expenses	3,516,474	1,169,680	4,112,533	4,208,463	9,718,146
Selling expenses	3,547,474	220,028	3,712,330	1,236,613	5,124,583
TOTAL OPERATING EXPENSES	7,397,801	1,636,682	9,007,647	6,182,298	16,707,244

LOSS FROM OPERATIONS	(7,418,586)	(1,636,682)	(9,023,336)	(6,182,298)	(16,722,933)

OTHER INCOME (EXPENSES)
Other income	180,155	-	194,218	-	199,648
Gain on forgiveness of debt	-	-	-	-	2,500
Interest expense	(28,358)	(5,502)	(68,216)	(5,502)	(146,348)
Loss on investments	(11,763)	-	(11,763)	-	(11,763)
Loss on abandonment of assets	-	-	-	-	(14,171)
TOTAL OTHER INCOME (EXPENSES)	140,034	(5,502)	114,239	(5,502)	29,866

LOSS BEFORE TAXES	(7,278,552)	(1,642,184)	(8,909,097)	(6,187,800)	(16,693,067)

INCOME TAXES	-	-	-	-	-

NET LOSS	(7,278,552)	(1,642,184)	(8,909,097)	(6,187,800)	(16,693,067)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(920,731)	-	(411,571)	-	(411,571)

COMPREHENSIVE LOSS	$(8,199,283)	$(1,642,184)	$(9,320,668)	$(6,187,800)	$(17,104,638)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.96)	$(2.90)	$(1.24)	$(15.40)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	7,564,217	566,270	7,185,378	401,805

The accompanying notes are an integral part of these interim consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Accumulated	Income	Totals

Balance, January 1, 2005	835,660	$836	232,258	$232	$16,193,129	$(19,234,546)	$-	$(3,040,349)

Shares issued for consulting expense	-	-	996,260	996	6,945,396	-	-	6,946,392

Shares issued for debt	-	-	5,000	5	57,495	-	-	57,500

Shares issued in exchange for compensation	1,000,000	1,000	-	-	99,000	-	-	100,000

Net loss for year ending December 31, 2005	-	-	-	-	-	(7,783,970)	-	(7,783,970)

Balance, December 31, 2005	1,835,660	1,836	1,233,518	1,233	23,295,020	(27,018,516)	-	(3,720,427)

Shares issued for management and consulting fees	-	-	513,951	514	1,207,116	-	-	1,207,630

Shares issued for accrued liabilities	-	-	225,000	225	449,775	-	-	450,000

Shares issued for acquisition of subsidiary	1,650,000	1,650	-	-	1,648,350	-	-	1,650,000

Shares issued for accrued management fees	600,000	600	-	-	599,400	-	-	600,000

Shares issued for marketing and selling expenses	-	-	43,481,010	43,481	7,018,968	-	-	7,062,449

Shares issued for debt	-	-	4,000,000	4,000	996,000	-	-	1,000,000

Net loss for period ending September 30, 2006	-	-	-	-	-	(8,909,097)	-	(8,909,097)

Unrealized loss on investments	-	-	-	-	-	-	(411,571)	(411,571)

Balance, September 30, 2006 (unaudited)	4,085,660	$4,086	49,453,479	$49,453	$35,214,629	$(35,927,613)	$(411,571)	$(1,071,016)

The accompanying notes are an integral part of these interim consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Inception of
			Development
			Stage
			(January 1,
			2005)
	Nine Months Ended		to
	September 30,	September 30,	September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,909,097)	$(6,187,800)	$(16,693,067)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	9,403	-	9,403
Stock issued for accrued wages	450,000	-	550,000
Common stock issued for compensation and services	1,207,630	5,878,119	8,154,022
Preferred shares issued for accrued management fees	600,000	-	600,000
Loss on sale of investment	11,763	-	11,763
Shares issued for marketing and selling expenses	7,062,449	-	7,062,449
Shares issued for debt	1,000,000	-	1,000,000
Forgiveness of debt	-	-	(2,500)
Loss on abandonment of assets	-	-	14,171
(Increase) decrease in:
Accounts receivable	7,500	-	7,500
Inventories	40,000	-	40,000
Other current assets	(7,740)	-	(7,740)
Increase (decrease) in:
Accounts payable and accrued expenses	76,443	(25,002)	270,472
Accrued liabilities	(526,958)	800	(208,332)
Deferred revenues and customer deposits	(109,165)	142,472	63,288
Net cash provided (used) by operating activities	912,228	(191,411)	871,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable	15,000	-	7,500
Cash acquired in acquisition	18,578	-	18,578
Cash received from sale of investment	20,362	-	20,362
Net cash provided (used) by investing activities	53,940	-	46,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(969,380)	191,609	(929,774)
Increase in bank overdrafts	15,867	-	9,452
Decrease in lines of credit	(54)	-	(54)
Increase (decrease) in bank indebtness	(4,081)	-	11,027
Decrease in vehicle loans	(3,686)	-	(3,686)
Net cash provided (used) by financing activities	(961,334)	191,609	(913,035)

Change in cash	4,834	198	4,834

Cash, beginning of period	-	-	-

Cash, end of period	$4,834	$198	$4,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,618	$-	$10,120
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-	$57,500
Preferred shares issued for subsidiary	$1,650,000	$-	$1,650,000

The accompanying notes are an integral part of these interim consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS

Rhino Outdoor International, Inc. (fka Cyberads, Inc), was incorporated on April 12, 2000 in the State of Florida. On August 10, 2005, the Company changed domicile from Florida to Nevada.

The Company provides management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment. The Company earns commissions/fees on securing distribution for the businesses and products it represents. Additionally, the Company will earn commissions when product deliveries are made through the distribution channel. The Company and its management has devoted their attention toward restructuring debt and seeking profitable products in 2005 and 2006. The Company’s year-end is December 31.

As of January 1, 2005, the Company abandoned its previous business plan of marketing cellular phone services and began a new development stage where it intends to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of September 30, 2006, the 400,000 shares had not yet been issued. Rhino Off Road Industries, Inc. was incorporated on September 25, 2003 in the State of Nevada. The principal business of the Company is the design, manufacturing and sale of off road vehicles and related parts. The Company’s operations are located in Henderson, Nevada. See Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Rhino Outdoor International, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. Management has deemed that any liability arising from this policy would be immaterial and has accrued no compensated absences liabilities for the period ended September 30, 2006.

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, shipping, labor and benefits, and other overhead costs associated with production.

Development Stage Activities
Since the inception of the current development stage (which began January 1, 2005), the Company has realized minimal revenue from operations. It expects to be engaged to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash and revenues, has incurred a net loss for the nine months ended September 30, 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Management has established plans designed to increase the sales of the Company’s products and services and decrease debt. These plans will include providing management and sales support to businesses focused in the Extreme/Lifestyle market segment where the Company anticipates earning commissions/fees on securing distribution from business and products it represents.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Rhino Off Road Industries, Inc. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2006, no impairment was deemed necessary for the Company’s goodwill.

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis. At September 30, 2006, the Company has a reserve for obsolescence of $50,000.

	September 30,	December 31,
	2006	2005
Raw materials and work-in-process	$112,107	$-
Finished goods	81,103	-
Reserve for obsolescence	(50,000)	-
Total Inventory	$143,210	$-

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 5.

Principles of Consolidation
The accompanying consolidated financial statements at September 30, 2006 include the accounts of Rhino Outdoor International, Inc. and its wholly owned subsidiaries: IDS Cellular, Inc. (“IDS”) and Rhino Off Road Industries, Inc. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue Recognition
The Company recognizes revenue for product sales when there is a mutually executed sales contract, when the products are shipped and title passes to customers, when the contract price and terms are fixed, and when collectibility is reasonably assured.

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

NOTE 3 - ACQUISITION OF RHINO OFF ROADS INDUSTRIES, INC.

On June 21, 2006, the Company acquired one hundred percent of the issued and outstanding shares of Rhino Off Roads Industries, Inc. for 1,650,000 convertible preferred shares Series C of Rhino Outdoor International, Inc. Per the merger agreement, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Furthermore, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of September 30, 2006, these shares have not been issued.

The purchase price was allocated as follows:

Cash	$18,578
Accounts receivable	5,000
Investments	562,500
Inventories	183,210
Plant, property & equipment, net	126,238
Other assets	2,052
Total Assets Acquired	897,578
Current liabilities	(2,186,533)
Other liabilities	(74,508)
Total Liabilities Assumed	(2,261,041)
Net liabilities acquired in excess of assets	$(1,363,463)

NOTE 4 - BANK OVERDRAFTS

Bank overdrafts consist of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers from the Company’s general account as checks are presented.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less depreciation taken. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30,	December 31,
	2006	2005

Plant assets	$183,687	$-
Office furniture	7,445	-
Leasehold improvements	1,604	-
	192,736	-
Less accumulated depreciation	(75,050)	-
Net, property and equipment	$117,686	$-

Depreciation and amortization expense for the period ended September 30, 2006 was $9,403. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 6 - INCOME TAXES

At September 30, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $12,200,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at September 30, 2006. The significant components of the deferred tax asset at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Net operating loss carryforward:	$35,900,000	$27,018,000

Deferred tax asset	$12,200,000	$9,148,000
Deferred tax asset valuation allowance	(12,200,000)	(9,148,000)
Net deferred tax asset	$-	$-

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

At September 30, 2006, the Company has net operating loss carryforwards of approximately $35,900,000 which begin to expire in the year 2020. The change in the allowance account from December 31, 2005 to September 30, 2006 was $3,052,000.

NOTE 7 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. These shares are convertible to common stock.  As of September 30, 2006, the Company has issued 835,660 shares of preferred Series A, 1,000,000 shares of preferred Series B, and 2,250,000 shares of preferred Series C.

On June 26, 2005, the Company issued 1,000,000 shares of its convertible preferred Series B stock in exchange for partial payment of accrued salary to an officer of the Company. The shares were recorded at $0.10 value, which was a fair price average during the period of accrual. The Company recorded a reduction in accrued salary liability as a result of this issuance. While each share of Series B preferred was originally entitled to 100 votes per share, this was increased to 255 votes per share on June 21, 2006.

On June 21, 2006, the Company issued 1,650,000 shares of its convertible preferred Series C stock in a share exchange agreement and plan of reorganization when the Company acquired 100 percent of the outstanding common stock of Rhino Off Road Industries, Inc. The Company also issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Per the merger agreement, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of September 30, 2006, these shares have not been issued.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On August 30, 2006, the board of directors approved and the Company effected a one hundred-for-one reverse stock split of the Company’s common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the one hundred-for-one reverse stock split.

During the nine month ended September 30, 2006, the Company issued 513,951 and 225,000 shares of its common stock for $1,207,630 and $450,000 in exchange for management and consulting services and accrued wages, respectively. The services were measured at the fair market value of the shares received on the day the shares were issued. Also, during the period ended September 30, 2006, the Company issued 43,481,010 shares of common stock in exchange for marketing and selling expenses for $7,062,449. Also, during the period ended September 30, 2006, the Company issued 4,000,000 shares of common stock for related party debt of $1,000,000.

During the year ended December 31, 2005, the Company issued 996,260 shares of its common stock in exchange for consulting services for $6,946,392. The services were measured at the fair market value of the shares received on the day the shares were issued.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

NOTE 9 - LINES OF CREDIT AND LOANS PAYABLE

Corporate debt consisted of the following at September 30:

	2006	2005
The Company has a $100,000 operating line of credit with Nevada First Bank that bears interest at a rate of 8.5% per annum, and was completely drawn down at September 30, 2006. This line of credit has no security directly associated with it. The Company has a second operating line of $199,896 with Nevada First Bank that bears interest at 8.5% per annum, and was completely drawn down at September 30, 2006. This line of credit is 100% secured with a CD owned by related parties.	$299,896	$-
The Company has a 5-year term loan with Nevada First Bank which had an initial value of $125,000. With 3 years left on the term, it bears interest at an annual rate of 7.5%, and is secured by all physical assets of the business. This loan is secured by a personal guarantee by related parties.	72,242	-
The Company has two vehicles 5-year loans with lending companies and pays approximately $1,250 in payments at an average interest rate of approximately 2.5% on these vehicles. The loans mature in 2009.	39,604	-
Note payable was due in installments of $5,000 on January 15, 2004 and February 15, 2004 with final payment due March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two former officers of the Company. In default.	109,000	109,000

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note payable to cellular phone service provider; due in installments of $92,596 payable on January 2, 2005 and August 2, 2005, plus interest at Libor index. In default.	185,192	185,192

Total Lines of Credit and Loans Payable	$705,934	$294,192

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

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at September 30, 2006 is approximately $647,931 of unpaid payroll taxes.

In April 2004, the Company agreed to indemnify a former officer of the Company for any loss he sustained in a settlement reached with a cellular phone service provider against IDS and him personally. Under the indemnification agreement, the Company was obligated to pay an aggregate of $72,261 with the balance due October 1, 2004. These amounts were never paid. The indemnification had no effect on the accompanying financial statements as the amount owed to the cellular phone service provider was previously recorded as accounts payable in the records of IDS.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 11 - RELATED PARTY TRANSACTIONS

Accrued payroll and accrued taxes represents amounts owed to management for services provided. At September 30, 2006, the Company had accrued payroll of $422,333.

Related party payables represent amounts due to management and shareholders, who have loaned money to the Company to pay expenses on behalf of the Company. At September 30, 2006, short-term related party payables were $703,045. These loans are unsecured, non-interest bearing, and payable on demand. During the period ended September 30, 2006, related party debt of $1,000,000 was converted to 4,000,000 shares of common stock.

NOTE 12 - INVESTMENTS

The Company’s securities investments are classified as trading securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in accumulated comprehensive income.

In May 2006, the Company acquired shares of common stock in Luvoo, Inc, a public company, for sponsorship and visual representation on Rhino vehicles in competition for a consecutive twelve months beginning on June 1, 2006. The deferred revenue received from this sponsorship is being amortized at a rate of $46,875 per month as other income.

The Company carries this investment at fair market value. See Note 2.

The Company’s investments are summarized as follows:

September 30,
2006
Fair value:
Luvoo, Inc	$118,804
Total fair value	118,804
Gross unrealized (loss)	(411,571)
Cost	$562,500

NOTE 13 - SUBSEQUENT EVENT

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

Management’s discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS (3 mos.)
Three months ended September 30, 2006 compared to the three months ended September 30, 2005

	Three months ended September 30,		Increase
	2006	2005	Amount	%
Revenue	$ 23,398	$ -	$ 23,398	100%

The revenues posted during the three months ended September 30, 2006 were attributable to Rhino Off Road vehicle sales compared with no revenues posted during the three months ended September 30, 2005. The Company has been in development stage during both reporting periods.

	Three months ended September 30,		Decrease
	2006	2005	Amount	%
General & administrative	$ 114,301	$ 246,174	(131,873)	53%

General & administrative expenses for the three months ended September 30, 2006 decreased by $131,873 to the comparable period in 2005. This decrease in G & A expenses in the three month period ending September 30, 2006 is related to the Company not expending funds on of XBoard pending delivery and production of the product.

The Company has redirected activities. The redirection is related to acquisition and business development with companies in the outdoor lifestyle and recreation category.

	Three months ended September 30,		Increase
	2006	2005	Amount	%
Selling & Mrktg. Expense	$ 7,063,948	$ 1,389,708	$ 5,674,240	408%

Selling & Marketing Expense of $7,063,948 for the three months ended September 30, 2006 were related to the Company’s continued development of Rhino Off Road and development of our pending acquisition of GWV. Selling Expenses increased by $5,674,240 compared to the three months ended September 30, 2005 due to increased activities as noted above.

	Three months ended September 30,		Increase
	2006	2005	Amount	%
Other Income	$ 180,155	$ -	$ 180,155	100%

Other Income of $180,155 for the three months ended September 30, 2006 were attributable to the Company’s receiving compensation related to consulting in the development of the Off Road industry, and on compensation for a marketing effort related to a sponsorship. There was no other income in the same period of 2005.

	Three months ended September 30,		Increase
	2006	2005	Amount	%
Interest Expense	$ 28,358	$ 5,502	$ 22,856	415%

Interest expense of $28,358 during the three months ended September 30, 2006 compared with $5,502 during same period 2005 is an increase of $22,856 directly from interest expense related to Rhino Off Road bank loans and credit lines.

RESULTS OF OPERATIONS (9 mos.)
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

	Nine months ended September 30,		Increase
	2006	2005	Amount	%
Revenue	$ 53,148	$ -	$ 53,148	100%

There was $53,148 in revenues posted during the nine months ended September 30, 2006, and no revenues posted during the nine months ended September 30, 2005. The Company has been in development stage during both reporting periods, and is now recognizing revenue from Rhino Off Road effective June 21, 2006. The revenue was attributable to vehicle sales from Rhino Off Road.

	Nine months ended September 30,		Decrease
	2006	2005	Amount	%
General & administrative	$ 255,652	$ 737,222	($481,570)	65%

General & administrative expenses for the nine months ended September 30, 2006 decreased by $481,570 to the comparable period in 2005. This decrease in G & A expenses in the nine month period ending September 30, 2006 is directly related to the Company not taking part in trade show events and administrative activities on XBoard.

	Nine months ended September 30,		Increase
	2006	2005	Amount	%
Selling & Mrktg. Expense	$ 7,824,863	$ 5,445,076	$2,379,787	44%

Selling Expense of $7,824,863 for the nine months ended September 30, 2006 were related to the Company’s continued exploration of the development of Rhino and GWV sales and marketing activities. Selling Expenses increased by $2,379,787 compared to the nine months ended September 30, 2005 due to increased activities as noted above.

	Nine months ended September 30,		Increase
	2006	2005	Amount	%
Other Income	$ 194,218	$ -	$ 194,218	100%

Other Income of $194,218 for the nine months ended September 30, 2006 were attributable to the Company’s consulting revenue, and sponsorship income in the Off Road industry. There was no revenue for the same period in 2005 as this other income is directly related to the Rhino Off Road acquisition which was finalized on June 21, 2006.

	Nine months ended September 30,		Increase
	2006	2005	Amount	%
Interest Expense	$ 68,216	$ 5,502	$ 62,714	1,139%

Interest Expense for the nine months ended September 30, 2006 were attributable to the Company’s accrual of Interest on related parties notes in comparison to nine months interest accrual in same period of 2005. The increase of $62,714 is attributable to 3rd party notes.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 compared to September 30, 2005 :

	Nine months ended September 30,		Decrease
	2006	2005	Amount	%
Cash	$ 4,834	$ 0	$ 0	na

ACQUISITION OF SUBSIDIARY

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of Cyberads Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiaries officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of September 30, 2006, the 400,000 shares had not yet been issued.

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

Date: December 21, 2006	RHINO OUTDOOR INTERNATIONAL, INC.

By: /s/ JEFF CRISWELL Jeff Criswell, President