Form 10KSB
period 2006-12-31
Rhino Outdoor International, Inc.
filed 2007-04-17
CIK 1121520

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 333-62690

RHINO OUTDOOR INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Nevada	65-1000634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1191 Center Point Dr. Henderson, NV	89704
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 1-800-288-3099

CYBERADS, INC.
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [     ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]    No [ X ]

The revenues for the year ended December 31, 2006 were $77,093.

The number of shares outstanding of the registrant's Common Stock outstanding as of April 12, 2007 was 62,648,728.

The aggregate market value of the voting and non-voting common equity held by non- affiliates is $5,191,090.

Transitional Small Business Disclosure Format (check one):  Yes [    ]    No [ X ]

Certain statements in this Report relate to management’s future plans and objectives or to future economic and financial performance. Although any forward-looking statements made here are, to the knowledge and in the judgment of our management, expected to prove true and come to pass, management is not able to predict the future with any certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual performance and financial results to differ materially from any projection, estimate or forecasted results. Certain events or circumstances could cause actual results to differ materially from those forecasted results. Forward-looking statements are based on management’s knowledge and judgment as of the date of this Report and we do not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

PART I

Item 1.	Description of Business

OVERVIEW

Rhino Outdoor International, Inc., a Nevada corporation ("RHOI" or the "Company"), was organized on August 30, 2006 by way of a name change from CyberAds Inc. CyberAds, Inc., a Florida corporation ("CYAD" or the "Company"), was organized on April 12, 2000, under the laws of the State of Florida. On August 10, 2005 the Company changed domiciles to Nevada. During 2005 and 2006, we focused our efforts on reviewing potential business models for acquisition, and merger in the outdoor lifestyle and extreme sports and marketing sectors. During 2005 we suspended marketing the XBoard product due to a delay in production by the manufacturer. We continue to hold distribution rights for the XBoard product in the Western United States, and anticipate marketing the product and supporting distribution growth when it becomes available.

During 2005, we expanded our involvement with extreme sports products and secured a relationship with Rhino Off Road Industries, whom we subsequently acquired through a share exchange agreement and plan of reorganization effective June 21, 2006. On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of December 31, 2006, the 400,000 shares had not yet been issued. Currently our focus is on developing Rhino Off Road and it’s product the “Rough Terrain Vehicle”. Rhino Off-Road Industries is the manufacturer of the innovative Rhino Off-Road Rough Terrain Vehicle (RTV). The RTV was designed for active, outdoor oriented families and individuals wanting to experience off-road adventure in virtually any off-road terrain. The Rhino RTV has added a new dimension to wilderness adventure tours and created a new category in the growing off-road rental industry. The dependable and affordable Rhino Off-Road RTV is manufactured in Henderson, NV in our approximately 12,000 square feet facility. The facility serves as our administrative offices and corporate headquarters. During 2006 we identified a market for the Rhino RTV specific to government agencies for search and rescue, first responder, and also border patrol. The RTV’s have been in testing with government agencies during 2006 and recently we’ve announced an agreement with AEP (Arizona Emergency Products) whereby AEP will become our exclusive distributor to government agencies. AEP and Rhino have collaborated on developing the new Rapid Response Rough Terrain Vehicle (RR/RTV).

There are approximately 1,000,000 (million) ATV’s sold worldwide in 2005 according to Powersports Business/Annual forecast, it is Rhino’s ambition to carve out 1 % of ATV users, which would represent 1,000 RTV’s for the consumer only market. Rhino believes the special equipped Rapid Response RTV opportunity is nearly 500 vehicles per year.

The Rhino RTV MSRP is $34,999 before customization, and the Rapid Response RTV is not yet priced as development and specifications are currently underway.

In 2006 Rhino Outdoor International, Inc. executed a letter of intent with Great West Vans (GWV). At this time we have not concluded on this acquisition and there is no guarantee that we will raise the capital required to fund this specific acquisition.

Risk Factors

The risks described below are not the only ones we face. Additional risks not presently known to us or that we believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our Common Stock could decline as due to any of these risks. In assessing these risks, reference should be made to the other information contained in this Registration Statement, including our financial statements and related notes.

Risks Related to Our Business That May Affect Our Future Results and the Market Price of Our Common Stock.

We are subject to uncertainties concerning our future financial results.

We have a limited history of generating profits from our operations. There can be no assurance that we will continue to generate revenues from operations, or if we do generate such revenues, whether we will generate profits. Profitability will depend upon many factors, including the success of obtaining future debt or equity financing and the overall success of our business operations. If adequate financial resources are not available, we may be required to materially curtail or cease our operations.

We do not have any existing bank credit facilities. Our ability to obtain such financing may be limited.

We do not have any existing bank credit facilities. Our ability to obtain such financing may be limited and may have an adverse affect on our results of operations.

Our capital resources may not be sufficient to meet our capital requirements.

We have experienced negative cash flow from operations and could experience negative cash flow from operations in the future. Our current and future capital requirements are substantial and, at present, cash generated from operations is not sufficient to meet these requirements. We cannot be sure in the future that cash generated from operations will be sufficient to meet our requirements or that financing will be available at favorable terms when required, or at all. If we are not able to obtain financing, we may not be able to meet our financial obligations to our creditors when they become due and we may have to curtail or cease operations.

The recreational sports vehicle market is competitive.

The recreational sports vehicle market is competitive. Consumers have many choices in deciding what type of recreational, off-road vehicle to purchase. Many of our competitors have substantially greater capital, sales and marketing resources and experience. We cannot provide any assurance that we will be able to effectively compete with our current and future competitors.

Particular Risks Related to Our Common Stock.

At the present time there is limited public market for our Common Stock.

At the present time, our Common Stock is traded in the over-the-counter market on the OTC Bulletin Board. The volume of trading activity in our Common Stock is generally small which could have an affect on the liquidity of our Common Stock. Our results of operations, as well as general stock market conditions, could adversely affect the price of our Common Stock. In addition, short term trading strategies of certain investors can also have a significant effect on the price of our Common Stock.

We do not expect to pay dividends

We have never paid any cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for funding our business Therefore, you may not receive any return on an investment in our Common Stock in the form of cash dividends.

Item 2.	Properties

Our executive, administrative and manufacturing facilities are located at 1191 Center Point Dr. , Henderson, Nevada. These facilities consist of 3,200 sq feet of office space and 8,800 sq feet for manufacturing. We rent these facilities on a month-to-month basis at a rental of $8,100 per month. We believe that these facilities are adequate and suitable to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to Vote of Security Holders.

Effective August 30, 2006, our corporate name was changed to Rhino Outdoor International, Inc, from our former name of Cyberads, Inc. The name change was approved by our shareholders pursuant to consent action without a meeting under the Nevada Business Corporation Act. On August 10, 2006, we distributed to our shareholders of record an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 regarding this action.

PART II

Item 5.	Market for Common Equity; Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The principal United States market for our common stock is the OTC Bulletin Board. The following are the high and low closing sale prices for our common stock for each quarter during the previous two years.

The share prices shown for Fiscal 2005 and 2006 have been adjusted for the 1-for-100 reverse stock split effective August 30, 2006.

	HIGH	LOW
FISCAL 2006
Fourth Quarter (through December 31, 2006)	$1.31	$0.03
Third Quarter (through September 30, 2006)	$2.40	$0.15
Second Quarter (through June 30, 2006)	$4.40	$1.20
First Quarter (through March 31, 2006)	$4.90	$2.55

FISCAL 2005
Fourth Quarter (through December 31, 2005)	$9.00	$2.00
Third Quarter (through September 30, 2005)	$22.00	$5.00
Second Quarter (through June 30, 2005)	$27.00	$9.00
First Quarter (through March 31, 2005)	$56.00	$6.00

Holders of Common Stock
There are 80 shareholders of record as of April 12, 2007 holding 62,648,728 shares of Common Stock.

Dividends
We have never paid a dividend on our Common Stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Reverse Stock Split
Effective August 30, 2006, we undertook a 1-for 100 reverse split of our outstanding Common Stock.

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

OVERVIEW

Rhino Outdoor International, Inc. (ROI) did not record revenues during 2005. We discontinued the third party affiliate sales of Cellular phones and services during 2004, and discontinued all cellular sales in 2005 due to the financial losses inherent with the commission structure paid to third party affiliates. The affiliate commissions were earned on "leads" provided, rather than on sales made, therefore the cancellations and returns on cellular phones were not recouped from the third party affiliate and the losses became ROI expense. During 2006 and 2005, we focused on developing a new business plan in the extreme sports sector and marketing of its lifestyle. We engaged with three primary products during 2005, XBoard, Rhino, and Planet X TV.

In 2006, we focused 100% of our efforts on Rhino Off Road Industries, and it’s product the RTV. On June 21, 2006 we acquired by share exchange agreement and plan of reorganization all the outstanding shares of capital stock of Rhino in exchange for shares of capital stock of ROI, formerly known as CyberAds. On August 30, 2006 the company was renamed Rhino Outdoor International, Inc, to reflect a more accurate brand name for our business model. During 2006, we implemented sales and marketing strategies for the Rhino Off Road RTV, and invested in further development of new models which are designed to increase sales to consumers, and potentially to government agencies for the Search and Rescue requirements.

RELATED PARTIES AND RELIANCE ON CERTAIN PROVIDERS

We rely on the manufacturers of XBoard, and the suppliers of inventory to Rhino, for production of products specific to our reselling, or direct selling rights.

RECENT EVENTS

As noted above we entered into relationships with Aqua Xtremes, Inc., and its products XBoard, whereby the company was provided exclusive rights to resell distribution and dealers within a defined territory. During 2005, we developed a resell relationship with Rhino Off Road Industries whereby the company would recruit and demonstrate the Rhino product line to Distributors, Dealers, and consumers. During 2005, we developed a relationship with Planet X TV whereby the company would be compensated for recruiting advertisers and sponsors for the Planet X TV shows.

During 2006, we did not focus on either Planet X or XBoard as we put all our efforts towards Rhino and the acquisition and subsequent development of the RTV and potential government Search and Rescue opportunities. In 2006, we entered into an LOI with Great West Vans (GWV), at this time we have not concluded on the transaction and there is no guarantee that the company will raise the capital required to complete this specific transaction.

During 2006, we engaged in multiple negotiations with outdoor lifestyle companies on merger and acquisition discussions, as of December 31, 2006 we were not party to any binding letter of intents. During 2006 we announced our intention by LOI to acquire Great West Vans, a Canadian company which produces Class B Motorhomes. At this time, we have not completed the acquisition due to financial requirements, and have been actively working with a 3rd party who may acquire GWV at which time Rhino Outdoor International is contemplated to be a minority equity owner with a management agreement in place to manage the sales and marketing of the GWV product.

PATENTS AND PROPRIETARY RIGHTS

We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

We reported revenues of $77,093 and $0 for the years ending December 31, 2006 and 2005, respectively, losses of $9,610,545 and $7,783,970 during the years ended December 31, 2006 and 2005, respectively. The increase in revenue from 2006 to 2005 is attributed to the change in business plan, acquisition of Rhino Off Road effective June 21, 2006 and our effort to develop into an extreme sports and lifestyle sector company. The Increase in losses was due to the developmental stage of the company, and the delay in delivering XBoard to the market in 2005 and 2006, and our investment in developing the sales and marketing plan for Rhino Off Road.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005.

			Increase
	2006	2005	Amount	Percentage
Revenue	$77,093	$0	$77,093	100%

Revenue for the twelve months ended December 31, 2006 resulted from the sale of Rhino RTV vehicles as of June 21, 2006. There were no sales in 2005 as we were in developmental stage.

			Decrease
	2006	2005	Amount	%
G&A Expenses	$819,958	$681,731	$137,377	20%

G & A Expenses for the twelve months ended December 31, 2005 resulted from the sale of the XBoard distribution, recruitment of new products, and expenses for consultants and management relating to the extreme sports segment. G&A expenses in 2006 were attributable to maintaining the developmental stage of the company, and the increase in 2006 vs 2005 is a result of the acquisition with Rhino Off Road Industries, Inc., specifically the cost of administrating the aquisition.

			Decrease
	2006	2005	Amount	%
Marketing Expenses	$4,146,574	$5,605,613	$1,459,039	26

Marketing Expenses for the twelve months ended December 31, 2006 decreased by $1,459,039 versus 2005 due to suspending efforts on securing distribution for XBoard. Marketing costs include production of TV spots, trade shows, product demonstrations, consultants, and efforts toward recruitment of extreme sports products for the company to resell.

			Increase
	2006	2005	Amount	%
Selling Expenses	$3,740,287	$1,412,253	$2,328,034	160

Selling Expenses for the twelve months ended December 31, 2006 increased by $2,328,034 as a result of additional management consulting expenses primarily in an effort to represent additional business opportunities, and develop distribution opportunities for Rhino,.

			Increase
	2006	2005	Amount	%
Other Income	$334,842	$5,430	$329,412	6166

Other Income for the twelve months ended December 31, 2005 was derived by a marketing activity related to a promotion on the product line of Rhino.

			Decrease
	2006	2005	Amount	%
Gain on Forgiveness of debt	$0	$2,500	$2,500	100

Gain on Forgiveness of debt for the twelve months ended December 31, 2005 was provided through forgiveness of debt by note holder at time of conversion. There was no forgiveness of debt in 2006.

			Increase
	2006	2005	Amount	%
Interest Expense	$85,240	$78,132	$7,108	9

Interest expense for the twelve months ended December 31, 2006 increased to $85,240 versus $78,132 in 2005. The increase of $7,108 was attributable to interest on notes to related parties, and advances from stockholder.

			Increase
	2006	2005	Amount	%
Gain/Loss on sale of Investments	$(89,167)	$0	$89,167	100

Loss on sale of investments for 2006 reflects the direct loss in value of the stock the company received from a 3rd party for the promotion of Luvoo dating service on Rhino RTV’s at competition events during 2006.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 compared to December 31, 2005:

	As of December 31,		Increase
	2006	2005	Amount	%
Deferred Net Revenue	$448,027	$172,453	$275,574	259

Deferred net revenue in 2006 consisted of the resale of X-Board dealerships for approximately $174,453, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue. The company received sponsorship agreement with Luvoo which is based on a strategic relationship and a 3rd party provided Rhino Off Road with Luvoo common stock, during 2006 Rhino Off Road booked $234,375 in deferred sponsorship income. Additionally, there is a $39,199 customer deposit listed in deferred revenue.

Liquidity and Capital Resources

As of December 31, 2006, the Company had current assets totaling $141,804 and a working capital deficit of $4,569,036. These assets consist of cash on hand of $1,862, investments of $14,400, inventories of $123,490, and other current assets of $2,052. Net stockholders' deficit in the Company was $1,506,168 at December 31, 2006. The Company is in the development stage and, since January 1, 2005, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $200,998 for the period from January 1, 2005, to December 31, 2006. During 2006, cash flow used in operating activities was $160,199. Cash over the periods was used on accounting, administration, consulting, research and development, and shares issued for sales and marketing expenses.

Cash flow provided from financing activities was $168,449 for the period from January 1, 2005, to December 31, 2006. Financing activities over the period have consisted of sales of the Company’s common stock, and related or non-related party loans or debentures. During 2006, cash flow provided from financing activities was $120,150 from advances from related parties.

Cash flows provided in investing activities was $34,411 for the period from January 1, 2005 to December 31, 2006. During 2006, cash flow was provided by investing activities in the amount of $18,578 from cash from acquisition of Rhino Off Road Industries and $23,333 from sale of stock in Luvoo attributed to a sponsorship agreement with Rhino Off Road Industries.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on our plan of operation.

Further, there can be no assurance offered to the public by these disclosures, or otherwise, that the Company will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect its operations and the ability to implement is plan of operation.

Item 7.	Financial Statements

The financial statements of ROI are included (with an index listing all such statements) in a separate financial section at the end of the Annual Report on Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 4, 2006, the Registrant's terminated the services of its certifying auditors, Timothy L. Steers, CPA, LLC ("Steers"). During the period of engagement from December 2003, through January 4, 2006, there were no disagreements between the Registrant and Steers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Steers would have caused Steers to make reference to the matter in its reports on the Registrant's financial statements, had any such reports been issued. During the period of engagement from December 2003 through September 20, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. Effective January 6, 2006, the Registrant has engaged Williams & Webster, P.S. Certified Public Accountants, Spokane, Washington, as the Registrant's certifying auditors.

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

Item 9.	Director, Executive Officers, Promoters and Control Person; Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors hold office until the next succeeding annual meeting of shareholders, or until there successors have been elected and qualified.

Our directors and executive officers are as follows:

NAME	AGE	POSITION

Howard Pearl	57	President, Chief Executive Officer, Director.

Walter Tatum	49	Secretary, Chairman of the Board of Directors

August A. DeAngelo II	37	Director

For the immediate prior 3 ½ years, Mr. Pearl served as President of Rhino Off Road Industries, Inc., our wholly-owned subsidiary. Prior to his association with Rhino Off Road Industries, Inc. Mr. Pearl was executive vice president of International Commerce Exchange Systems. Mr. Pearl will continue to serve as President of our subsidiary.

Walter Tatum has served as our Secretary and director since December 2003. Prior to joining Rhino Outdoor International, Inc., Mr. Tatum was Vice President of Sales for DMX Music, a subsidiary of Liberty Media, for 9 years.

August A. DeAngelo II has served as a director of Rhino Outdoor International, Inc. since April 2005. Mr. DeAngelo is employed as President of Styles For Less, a women's retail chain headquartered in California.

The Company's Bylaws currently authorize up to seven directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

CODE OF ETHICS.

Effective February 24, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 1191 Center Point Dr. Henderson, NV 89704.

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information relating to salary we paid during the past fiscal year to our chief executive officer; and to each of our executive officers that earned more than $100,000 during the fiscal year ended December 31, 2006. Other than salary and stock awards, we paid no other form of compensation to our executive officers and directors. No stock options were exercised during the fiscal year ended December 31, 2006.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Jeff Criswell	2006 2005	$150,000 $30,000	0	$12,675 $378,175	0	0	0	0	$162,675 $408,175
Walter Tatum	2006 2005	$300,000 $300,000	0	$2,426,600 $325,000	0	0	0	0	$2,726,600 $625,000
Howard Pearl	2006 2005	$70,000 $0	0	$771,550 $25,225	0	0	0	0	$841,550 $25,225

No cash compensation was paid to either Mr. Criswell or Mr. Tatum during the past two fiscal years. All cash compensation has been accrued as liability of the Company. Mr. Criswell resigned as President and a director of the Company on March 16, 2007.

Mr. Criswell was awarded stock grants in 2005 consisting of 63,000 shares of Common Stock and in 2006 stock grants of 3,500 shares. Mr. Tatum was awarded a stock grants in 2006 of 10,470,00 shares of Common Stock valued at the time of issuance at $2,426,600. In 2005, Mr. Tatum was awarded stock grants of 50,000 shares of Common Stock valued at $325,000. In 2006, Howard Pearl was awarded stock grants of 5,008,000 shares of Common Stock valued at $771,550 and in 2005 he was awarded stock grants of 5,000 shares of Common Stock valued at $25,225.

Mr. Pearl serves also as President of Rhino Offroad Industries, Inc., the Company’s wholly-owned subsidiary. Mr. Pearl did not receive cash compensation in 2006. $70,000 was accrued for unpaid compensation for 2006.

The values for the stock awards have been adjusted to reflect the 1-for-100 reverse stock split in August 2006.

No compensation was paid to any of the Company's directors for their services as a director. Neither were there any outstanding equity awards to any officer of the Company during the period covered by this report.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Walter Tatum 70806 Halper Lake Dr. Rancho Mirage, CA 92270	10,452,000	17%

Common Stock	Howard Pearl 1191 Center Point Dr. Henderson, NV 89704	5,000,000	8%

Common Stock	August A. DeAngelo II 19162 Mesa Dr. Villa Park, CA 92861	5,000	*

All officers and directors (three persons)		15,457,000	25%

*	Less than one percent

Item 12.	Certain Relationships and Related Transactions

As of December 31, 2006 and 2005, Walter Tatum, the Company's Secretary and Chairman of the Board of Directors, advanced to the Company a total of $121,300 and $32,500, respectively. The funds advanced were used by the Company for working capital purposes.

Item 13.	Exhibits

Exhibit No.	Description of Document

3.1(a)*	Articles of Incorporation
3.1(b)*	Articles of Amendment
3.2*	Bylaws
4.0*	Form of Stock Certificate
4.1*	Certificate of Designation of Series B Convertible Preferred Stock
4.2*	Certificate of Designation of Series C Convertible Preferred Stock
10.1*	Share Exchange Agreement and Plan of Reorganization dated June 21, 2006 with Rhino Off Road Industries, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

Item 14.	Principal Accountant Fees and Services

	2006	2005
Audit fees	$50,000	$33,944

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Henderson, NV on April 17, 2007.

Rhino Outdoor International, Inc.

Date: April 17, 2007	By:	/s/ HOWARD PEARL

Title: President and Chief Executive Officer

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: April 17, 2007	By:	/s/ HOWARD PEARL

Title: President and Chief Executive Officer

RHINO OUTDOOR INTERNATIONAL, INC.

(A Development Stage Company)

Financial Statements

December 31, 2006

RHINO OUTDOOR INTERNATIONAL, INC.
(An Development Stage Company)

Board of Directors
Rhino Outdoor International, Inc.
Henderson, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Rhino Outdoor International, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 1, 2005 (inception of the current development stage) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhino Outdoor International, Inc., as of December 31, 2006 and 2005 and the results of its operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 1, 2005 (inception of the current development stage) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash resources, has suffered recurring losses, and has an accumulated deficit at December 31, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 16, 2007

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$1,862	$-
Accounts receivable	-	7,500
Loans receivable	-	15,000
Marketable securities	14,400	-
Inventory, net	123,490	-
Other current assets	2,052	-
TOTAL CURRENT ASSETS	141,804	22,500

OTHER ASSETS
Plant, property, and eqiupment, net	107,954	-
Goodwill	3,013,463	-

TOTAL ASSETS	$3,263,221	$22,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,300,032	$1,063,251
Accrued liabilities	1,332,860	971,762
Bank overdraft	21,534	15,108
Lines of credit	299,896	-
Notes payable	294,192	294,192
Current portion of long-term debt	40,485	-
Deferred revenues and customer deposits	448,027	172,453
Other current liabilities	400,000	-
Related party payables	573,814	1,226,161
TOTAL CURRENT LIABILITIES	4,710,840	3,742,927

LONG-TERM LIABILITIES
Bank indebtedness	37,682	-
Vehicle loans, net current portion	22,047	-
TOTAL LONG-TERM LIABILITIES	59,729	-

TOTAL LIABILITIES	4,770,569	3,742,927

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A - 835,660 shares issued and outstanding	836	836
Series B - 1,000,000 shares issued and outstanding	1,000	1,000
Series C - 2,250,000 shares issued and outstanding	2,250	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
50,748,709 and 1,233,518 shares issued and oustanding,
respectively	50,749	1,233
Additional paid-in capital	35,502,478	23,295,020
Accumulated deficit prior to current development stage	(19,234,546)	(19,234,546)
Accumulated deficit in development stage	(17,394,515)	(7,783,970)
Accumulated comprehensive income (loss)	(435,600)	-
Total Stockholders' Deficit	(1,507,348)	(3,720,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,263,221	$22,500

The accompanying notes are an integral part of these financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			Inception of
			Development Stage
	Years Ended		(January 1, 2005)
	December 31	December 31	to
	2006	2005	September 30, 2006

REVENUES	$77,093	$-	$77,093
-
COST OF SALES	100,240	-	100,240

Gross Profit (Loss)	(23,147)	-	(23,147)

OPERATING EXPENSES
General and administrative	819,958	681,731	1,501,690
Depreciation expense	18,284	-	18,284
Management fees	1,022,729	-	1,022,729
Marketing expenses	4,146,574	5,605,613	9,752,187
Selling expenses	3,740,287	1,412,253	5,152,540
TOTAL OPERATING EXPENSES	9,747,873	7,699,597	17,447,430

LOSS FROM OPERATIONS	(9,770,980)	(7,699,597)	(17,470,577)

OTHER INCOME (EXPENSES)
Other income	334,842	5,430	340,272
Gain on forgiveness of debt	-	2,500	2,500
Interest expense	(85,240)	(78,132)	(163,372)
Loss on sale of investment	(89,167)	-	(89,167)
Loss on abandonment of assets	-	(14,171)	(14,171)
TOTAL OTHER INCOME (EXPENSES)	160,435	(84,373)	76,062

LOSS BEFORE TAXES	(9,610,545)	(7,783,970)	(17,394,515)

INCOME TAXES	-	-	-

NET LOSS	(9,610,545)	(7,783,970)	(17,394,515)

OTHER COMPREHENSIVE INCOME
Unrealized loss on marketable securities	(435,600)	-	(435,600)

COMPREHENSIVE LOSS	$(10,046,145)	$(7,783,970)	$(17,830,115)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.53)	$(13.95)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	18,025,916	557,891

The accompanying notes are an integral part of these financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

							Accumulated
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deficit	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Totals

Balance, December 31, 2004	835,660	$836	232,258	$232	$16,193,129	$(19,234,546)	$-	$(3,040,349)

Shares issued for consulting expense	-	-	996,260	996	6,945,396	-	-	6,946,392

Shares issued for debt	-	-	5,000	5	57,495	-	-	57,500

Shares issued in exchange for compensation	1,000,000	1,000	-	-	99,000	-	-	100,000

Net loss for year ending December 31, 2005	-	-	-	-	-	(7,783,970)	-	(7,783,970)

Balance, December 31, 2005	1,835,660	1,836	1,233,518	1,233	23,295,020	(27,018,516)	-	(3,720,427)

Shares issued for management and consulting fees	-	-	245,000	245	489,755	-	-	490,000

Shares issued for accrued liabilities	-	-	205,000	205	409,795	-	-	410,000

Shares issued for acquisition of subsidiary	1,650,000	1,650	-	-	1,648,350	-	-	1,650,000
-
Shares issued for accrued management fees	600,000	600	-	-	599,400	-	-	600,000
-
Shares issued for related party payable	-	-	5,200,000	5,200	1,228,031	-	-	1,233,231
-
Shares issued for marketing and selling expenses	-	-	43,865,191	43,866	7,832,127	-	-	7,875,993
-
Net loss for year ending December 31, 2006	-	-	-	-	-	(9,610,545)	-	(9,610,545)

Unrealized loss on investments	-	-	-	-	-	-	(435,600)	(435,600)

Balance, December 31, 2006	4,085,660	$4,086	50,748,709	$50,749	$35,502,478	$(36,629,061)	$(435,600)	$(1,507,348)

The accompanying notes are an integral part of these financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Inception of
			Development Stage
	Years Ended		(January 1, 2005)
	December 31	December 31,	to
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,610,545)	$(7,783,970)	$(17,394,515)

Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for accrued wages	410,000	100,000	510,000
Common stock issued for compensation and services	490,000	6,946,392	7,436,392
Reserve for issuance of issuance of preferred stock	400,000	-	400,000
Preferred shares issued for accrued management fees	600,000	-	600,000
Forgiveness of debt	-	(2,500)	(2,500)
Bad debt expense	20,000	-	20,000
Amortization of deferred revenues	(328,125)	-	(328,125)
Common stock issued for marketing and selling expenses	7,875,993	-	7,875,993
Loss on sale of investment	89,167	-	89,167
Loss on abandonment of assets	-	14,171	14,171
Depreciation	18,284	-	18,284
(Increase) decrease in:
Inventories	59,720	-	59,720
Increase (decrease) in:
Accounts payable and accrued expenses	123,185	194,029	317,214
Accrued liabilities	(386,213)	318,626	(67,587)
Deferred revenues and customer deposits	78,335	172,453	250,788
Net cash provided (used) by operating activities	(160,199)	(40,799)	(200,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase from loans receivable	-	(7,500)	(7,500)
Cash acquired in acquisition	18,578	-	18,578
Cash received from sale of investments	23,333	-	23,333
Net cash provided (used) by investing activities	41,911	(7,500)	34,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	133,177	39,606	172,783
Increase in bank overdrafts	6,426	(6,415)	11
Decrease in lines of credit	(54)		(54)
Decrease in bank indebtness	(12,410)	15,108	2,698
Decrease in vehicle loans	(6,989)	-	(6,989)
Net cash provided by financing activities	120,150	48,299	168,449

Change in cash	1,862	-	1,862

Cash, beginning of period	-	-	-

Cash, end of period	$1,862	$-	$1,862

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,796	$-	$21,298
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-	$57,500
Common stock issued for accrued wages	$410,000	$-	$550,000
Preferred shares issued for subsidiary	$1,650,000	$-	$1,650,000
Shares issued for related party payable	$1,233,231	$	$

The accompanying notes are an integral part of these financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired all of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Additionally, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of December 31, 2006, the 400,000 shares had not yet been issued and the Company has accrued a liability related to this issuance. Rhino Off Road Industries, Inc. was incorporated on September 25, 2003 in the State of Nevada.

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
DECEMBER 31, 2006

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. Management has deemed that any liability arising from this policy would be immaterial and has accrued no compensated absences liabilities for the period ended
December 31, 2006.

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, shipping, labor and benefits, and other overhead costs associated with production.

Deferred Revenues
The Company received deferred revenues which consisted of the resale of X-Board dealership for approximately $174,453, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue. In 2006, the Company also received customer deposits of $39,199 for vehicle purchases that had not been delivered as of December 31, 2006. The Company also received deferred revenues from a sponsorship agreement with Luvoo, Inc. where the Company received stock in exchange for advertising. The deferred revenue received from this sponsorship is being amortized over a one year period at a rate of $46,875 per month as other income. As of December 31, 2006, the Company had amortized $328,125 of other income from sponsorships. Deferred revenues remaining from this sponsorship agreement was $234,375.

Development Stage Activities
Since the inception of the current development stage (which began January 1, 2005), the Company has realized minimal revenue from operations. It expects to be engaged to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash and revenues, has negative working capital and substantial debt, has incurred a net loss for the year ended December 31, 2006, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Rhino Off Road Industries, Inc. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2006, no impairment was deemed necessary for the Company’s goodwill.

Impaired Asset Policy
The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amount whenever events or changes in circumstances indicate that an asset may not be recoverable.

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis.

	December 31,	December 31,
	2006	2005
Raw materials and work-in-process	$57,954	$-
Finished goods	65,536	-
Total Inventory	$123,490	$-

Long-lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

Marketable Securities
The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company determines the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost basis of specific investment accounts. On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” See Note 14.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 5.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rhino Outdoor International, Inc. and its wholly owned subsidiaries: IDS Cellular, Inc. (“IDS”) and Rhino Off Road Industries, Inc. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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
DECEMBER 31, 2006

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
DECEMBER 31, 2006

NOTE 3 - BANK OVERDRAFTS

Bank overdrafts consist of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers from the Company’s general account as checks are presented.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less depreciation taken. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	December 31,	December 31,
	2006	2005

Plant assets	$120,234	$-
Office furniture	4,858	-
Leasehold improvements	1,146	-
	126,238	-
Less accumulated depreciation	(18,284)	-
Net, property and equipment	$107,954	$-

Depreciation expense for the year ended December 31, 2006 and 2005 was $18,284 and $0, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 - INCOME TAXES

At December 31, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $12,450,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at December 31, 2006. The significant components of the deferred tax asset at Decmeber 31, 2006 and December 31, 2005 were as follows:

	December 31, 2006	December 31, 2005
Net operating loss carryforward:	$36,600,000	$27,018,000
Deferred tax asset	$12,450,000	$9,148,000
Deferred tax asset valuation allowance	(12,450,000)	(9,148,000)
Net deferred tax asset	$-	$-

 At December 31, 2006 and 2005, the Company has net operating loss carryforwards of approximately $36,600,000 and $27,018,000, respectively, which begin to expire in the year 2020. The change in the allowance account from December 31, 2005 to December 31, 2006 was $3,302,000.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. These shares are convertible to common stock.  As of December 31, 2006, the Company has issued 835,660 shares of preferred Series A, 1,000,000 shares of preferred Series B, and 2,250,000 shares of preferred Series C.

On June 21, 2006, the Company issued 1,650,000 shares of its convertible preferred Series C stock in a share exchange agreement and plan of reorganization when the Company acquired 100 percent of the outstanding common stock of Rhino Off Road Industries, Inc. The Company also issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Per the merger agreement, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of December 31, 2006, these shares have not been issued and the Company has accrued a liability of $400,000 related to this issuance.

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

During the twelve month ended December 31, 2006, the Company issued 245,000 and 205,000 shares of its common stock for $490,000 and $410,000, respectively, in exchange for management and consulting services and accrued wages. The services were measured at the fair market value of the shares received on the day the shares were issued. Also, during the year ended December 31, 2006, the Company issued 43,865,191 shares of common stock in exchange for marketing and selling expenses for $7,875,993. Also, during the year ended December 31, 2006, the Company issued 5,200,000 shares of common stock for related party debt of $1,233,231.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7 - LEASE COMMITMENTS

Lease Payments
The Company has operating lease commitments for its premises. The monthly lease commitment is approximately $8,100. For years ended December 31, 2006, and 2005, the Company had paid approximately $72,000 for rent of facilities. The lease expired in April 2006. No replacement lease agreement has been signed and the Company continues to rent the facilities on a month-to-month basis.

NOTE 8 - LINES OF CREDIT

The Company has a $100,000 operating line of credit with the Bank of Nevada that bears interest at a rate of 8.5% per annum, and was completely drawn down at December 31, 2006. This line of credit has no security directly associated with it.

The Company has a second operating line of credit for $200,000 with the Bank of Nevada that bears interest at 8.5% per annum. The balance of this line at December 31, 2006 was $199,896. This line of credit is 100% secured with a CD owned by related parties.

Both lines of credit were acquired during the acquisition with Rhino Off Road Industries, Inc. Thus, no balance was owed by the Company at December 31, 2005.

NOTE 9 - VEHICLE LOANS

The Company has two five-year vehicle loans with lending companies and pays approximately $1,250 a month in payments at an average interest rate of approximately 2.5% on these vehicles. Both loans mature in 2009. At December 31, 2006 and 2005, the balances owed on vehicle loans were $36,302 and $0, respectively. No balance was owed by the Company at December 31, 2005, because these loans were acquired during the acquisition with Rhino Off Roads Industries, Inc.

Year Ending:
December 31, 2007	$14,254
December 31, 2008	14,643
December 31, 2009	7,405
December 31, 2010	-
December 31, 2011	-
Remaining principal on vehicles	$36,302

NOTE 10 - NOTES PAYABLE

The Company has a note payable due in installments of $5,000 with the final payment due
March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software. It is personally guaranteed by two former officers of the Company. This loan is in default at December 31, 2006. The balance owing at December 31, 2006 and 2005 was $109,000.

The Company has another note payable to a cellular phone service provider, which required the Company to make two payments on January 2, 2005 and August 2, 2005 of $92,596. These payments were never made. The Company is in default on this note payable and has accrued interest using the one year Libor index rate. The balance owing at December 31, 2006 and 2005 was $185,192.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company has a 5-year term loan with Bank of Nevada which had an initial value of $125,000. With approximately three years left on the term, it bears interest at an annual rate of 7.5%, and is secured by all physical assets of the business. This loan is also secured by a personal guarantee by related parties. At December 31, 2006, the balance was $63,912. No balance was owed by the Company at December 31, 2005, because it was acquired during the acquisition with Rhino Off Roads Industries, Inc.

Year Ending:
December 31, 2007	$26,231
December 31, 2008	28,267
December 31, 2009	9,415
December 31, 2010	-
December 31, 2011	-
Remaining principal note payable with Bank of Nevada	$63,913

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at December 31, 2006 is approximately $650,000, which consists of unpaid payroll taxes, which were accrued in 2004 and earlier years.

In April 2004, the Company agreed to indemnify a former officer of the Company for any loss he sustained in a settlement reached with a cellular phone service provider against IDS Cellular, Inc. and him personally. IDS Cellular, Inc. is a wholly owned dormant subsidiary of Rhino Outdoor International, Inc. Under the indemnification agreement, the Company was obligated to pay an aggregate of $72,261 with the balance due October 1, 2004. These amounts were never paid. The indemnification had no effect on the accompanying financial statements as the amount owed to the cellular phone service provider was previously recorded as accounts payable in the records of IDS.

The Company previously negotiated with an individual who threatened a lawsuit against the Company, a former officer, and a cellular phone service provider. The Company offered to issue the individual 250,000 shares of common stock to settle any claims he had against the Company. This individual has verbally accepted the Company’s proposed settlement offer. The offer had no effect on the accompanying consolidated financial statements as consulting services totaling $27,500 owed this individual were previously recorded as accounts payable in the records of Rhino Outdoor International, Inc. The Company has reserved 250,000 shares of common stock to be issued under this settlement offer. The shares have never been issued and the liability remains.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 12 - RELATED PARTY TRANSACTIONS

Accrued payroll and accrued taxes represents amounts owed to management for services provided. At December 31, 2006, the Company had accrued payroll of $527,333.

Related party payables represent amounts due to management and shareholders, who have loaned money to the Company to pay expenses on behalf of the Company. At December 31, 2006 and 2005, short-term related party payables were $573,814 and $1,226,161, respectively. These loans are unsecured, non-interest bearing, and payable on demand. During the year ended December 31, 2006, related party debt of $1,233,231 was converted to 5,200,000 shares of common stock.

The Company issues shares of stock for consulting services in consideration for marketing and selling. During the years ended December 31, 2006 and 2005, the Company issued 15,556,850 and 303,000 shares of common stock for $3,376,591 and $1,897,650, respectively, to management and related parties for these consulting services.

NOTE 13 - MARKETABLE SECURITIES

The Company’s securities investments are classified as available-for-sale securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in accumulated comprehensive income (loss).

In May 2006, the Company acquired shares of common stock in Luvoo, Inc, a public company.

The Company’s marketable securities are summarized as follows at December 31, 2006:

Fair value:
Luvoo, Inc	$14,400
Total fair value	14,400
Gross unrealized (loss)	(435,600)
Cost	$464,400

NOTE 14 - SUBSEQUENT EVENT

The Company has signed a letter of intent to acquire Great Vans West, a privately held Canadian company that manufacturers recreational class “B” motor homes.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 15 - ACQUISITION AND PROFORMA OF RHINO OFF ROADS INDUSTRIES, INC.

On June 21, 2006, the Company acquired one hundred percent of the issued and outstanding shares of Rhino Off Roads Industries, Inc. for 1,650,000 convertible preferred shares Series C of Rhino Outdoor International, Inc. Per the merger agreement, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Furthermore, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of December 31, 2006, these shares have not been issued.

The purchase price of Rhino Off Roads Industries, Inc. was allocated as follows:

Cash	$18,578
Accounts receivable	5,000
Marketable securities	562,500
Inventories	183,210
Plant, property & equipment, net	126,238
Other assets	2,052
Total Assets Acquired	897,578

Current liabilities	(2,186,533)
Other liabilities	(74,508)
Total Liabilities Assumed	(2,361,041)

Net liabilities acquired in excess of assets	$(1,363,463)

Cost of acquisition	$1,650,000
Net liabilities assumed	1,363,463
Goodwill	$3,013,463

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS - PROFORMA

					PROFORMA
	Rhino Outdoor	Rhino Off Roads			Rhino Outdoor
	International, Inc.	Industries, Inc.	Eliminations		International, Inc.
	December 31,	December 31,			December 31,
	2005	2005			2005
					(unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$4,137	$-		$4,137
Accounts receivable	7,500	5,000	(7,500)	a	5,000
Loans receivable	15,000	-	(15,000)	a	-
Inventory, net	-	287,747	-		287,747
Other current assets	-	1,202	-		1,202
TOTAL CURRENT ASSETS	22,500	298,086	(22,500)		298,086

OTHER ASSETS
Plant, property, and eqiupment, net	-	143,343	-		143,343
Goodwill	-	-	2,201,700	b	2,201,700

TOTAL ASSETS	$22,500	$441,429	$2,179,200		$2,643,129

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,063,251	$105,890	$-		$1,169,141
Accrued liabilities	971,762	613,176	-		1,584,938
Bank overdraft	15,108	-	-		15,108
Lines of credit	-	299,950	-		299,950
Notes payable	294,192	341,114	(22,500)	a	612,806
Current portion of long-term debt	-	40,404	-		40,404
Deferred revenues and customer deposits	172,453	5,014	-		177,467
Related party payables	1,226,161	-	-		1,226,161
TOTAL CURRENT LIABILITIES	3,742,927	1,405,548	(22,500)		5,125,975

LONG-TERM LIABILITIES
Bank indebtedness	-	58,131	-		58,131
Vehicle loans, net current portion	-	35,215	-		35,215
Related party payables	-	1,144,235	-		1,144,235
TOTAL LONG-TERM LIABILITIES	-	1,237,581	-		1,237,581

TOTAL LIABILITIES	3,742,927	2,643,129	(22,500)		6,363,556

COMMITMENTS AND CONTINGENCIES	-	-	-		-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A - 835,660 shares issued and outstanding	836	52	(52)	b	836
Series B - 1,000,000 shares issued and outstanding	1,000	-	-		1,000
Series C - 2,250,000 shares issued and outstanding	-	-	-		-
Common stock, $0.001 par value; 500,000,000 shares authorized,
50,748,709 and 1,233,518 shares issued and oustanding,
respectively	1,233	188	(188)	b	1,233
Additional paid-in capital	23,295,020	599,760	(599,760)	b	23,295,020
Accumulated deficit prior to current development stage	(19,234,546)	(2,801,700)	2,801,700	b	(19,234,546)
Accumulated deficit in development stage	(7,783,970)	-	-		(7,783,970)
Total Stockholders' Deficit	(3,720,427)	(2,201,700)	2,201,700		(3,720,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,500	$441,429	$2,179,200		$2,643,129

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

		Rhino Off Roads
		Industries, Inc.		PROFORMA
	Rhino Outdoor	For the		Rhino Outdoor
	International, Inc.	Period from		International, Inc.
	Years Ended	January 1, 2006		Years Ended
	December 31	through		December 31
	2006	June 21, 2006	Eliminations	2006
		(unaudited)		(unaudited)

REVENUES	$77,093	$102,210	$-	$179,303

COST OF SALES	100,240	188,550	-	288,790

Gross Profit (Loss)	(23,147)	(86,340)	-	(109,487)

OPERATING EXPENSES
General and administrative	819,959	89,772	-	909,731
Research and development	-	1,907	-	1,907
Depreciation expense	18,284	16,254	-	34,538
Management fees	1,022,729	128,604	-	1,151,333
Marketing expenses	4,146,574	5,368	-	4,151,942
Selling expenses	3,740,287	-	-	3,740,287
TOTAL OPERATING EXPENSES	9,747,833	241,905	-	9,989,738

LOSS FROM OPERATIONS	(9,770,980)	(328,245)	-	(10,099,225)

OTHER INCOME (EXPENSES)
Other income	334,842	32,813	-	367,655
Gain on forgiveness of debt	-	-	-	-
Interest expense	(85,240)	(42,271)	-	(127,511)
Loss on sale of investment	(89,167)	-	-	(89,167)
Loss on abandonment of assets	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	160,435	(9,458)	-	150,977

LOSS BEFORE TAXES	(9,610,545)	(337,703)	-	(9,948,248)

INCOME TAXES	-	-	-	-

NET LOSS	(9,610,545)	(337,703)	-	(9,948,248)

OTHER COMPREHENSIVE INCOME
Unrealized loss on marketable securities	(435,600)	-	-	(435,600)

COMPREHENSIVE LOSS	$(10,046,145)	$(337,703)	$-	$(10,383,848)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED				$(0.55)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED				18,025,916

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

				PROFORMA
	Rhino Outdoor	Rhino Off Roads		Rhino Outdoor
	International, Inc.	Industries, Inc.		International, Inc.
	Years Ended	Years Ended		Years Ended
	December 31	December 31		December 31
	2005	2005	Eliminations	2005
				(unaudited)

REVENUES	$-	$416,482	$-	$416,482

COST OF SALES	-	659,854	-	659,854

Gross Profit (Loss)	-	(243,372)	-	(243,372)

OPERATING EXPENSES
General and administrative	681,731	265,255	-	946,986
Research and development	-	26,950		26,950
Depreciation expense	-	30,052	-	30,052
Management fees	-	327,041	-	327,041
Marketing expenses	5,605,613	56,730	-	5,662,343
Selling expenses	1,412,253	-	-	1,412,253
TOTAL OPERATING EXPENSES	7,699,597	706,028	-	8,405,625

LOSS FROM OPERATIONS	(7,699,597)	(949,400)	-	(8,648,997)

OTHER INCOME (EXPENSES)
Other income	5,430	-	-	5,430
Gain on forgiveness of debt	2,500	-	-	2,500
Interest expense	(78,132)	(97,928)	-	(176,060)
Loss on sale of investment	-	-	-	-
Impairment of assets	-	(6,298)		(6,298)
Loss on abandonment of assets	(14,171)	-	-	(14,171)
TOTAL OTHER INCOME (EXPENSES)	(84,373)	(104,226)	-	(188,599)

LOSS BEFORE TAXES	(7,783,970)	(1,053,626)	-	(8,837,596)

INCOME TAXES	-	-	-	-

NET LOSS	(7,783,970)	(1,053,626)	-	(8,837,596)

OTHER COMPREHENSIVE INCOME
Unrealized loss on marketable securities	-	-	-	-

COMPREHENSIVE LOSS	$(7,783,970)	$(1,053,626)	$-	$(8,837,596)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED				$(15.84)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED				557,891