Form 10QSB
period 2007-03-31
Rhino Outdoor International, Inc.
filed 2007-05-21
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

[   ]     Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 333-62690

RHINO OUTDOOR INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	65-1000634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1191 Center Point Dr., Henderson, Nevada	89704
(Address of principal executive office)	(Zip Code)

1-800-288-3099

(Issuer's telephone number)

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
                                Yes    ☐    No    ☒

As of May 21, 2007, the number of outstanding shares of the issuer's common stock was 64,648,728 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:     Yes    ☐ No    ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets for the periods ended
	March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Operations for the Three Months
	ended March 31, 2007 and 2006, and from inception of development
	stage January 1, 2005 to March 31, 2007	4

	Consolidated Statement of Stockholders' Equity	5

	Consolidated Unaudited Statement of Cash Flows for the Three Months
	ended March 31, 2007 and 2006, and from inception of development
	stage January 1, 2005 to March 31, 2007	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	16

ITEM 3.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	20

SIGNATURES		21

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$36,135	$1,862
Marketable securities	810	14,400
Inventory, net	113,490	123,490
Deposit	88,302	-
Other current assets	10,773	2,052
TOTAL CURRENT ASSETS	249,510	141,804

OTHER ASSETS
Plant, property, and eqiupment, net	101,223	107,954
Goodwill	3,013,463	3,013,463

TOTAL ASSETS	$3,364,196	$3,263,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,298,802	$1,300,032
Accrued liabilities	1,492,380	1,332,860
Bank overdraft	14,774	21,534
Lines of credit	298,156	299,896
Notes payable	294,192	294,192
Current portion of long-term debt	40,485	40,485
Deferred revenues and customer deposits	405,866	448,027
Other current liabilities	400,000	400,000
Related party payables	542,614	573,814
TOTAL CURRENT LIABILITIES	4,787,269	4,710,840

LONG-TERM LIABILITIES
Bank indebtedness	31,307	37,682
Vehicle loans, net current portion	19,697	22,047
TOTAL LONG-TERM LIABILITIES	51,004	59,729

TOTAL LIABILITIES	4,838,273	4,770,569

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A - 835,660 shares issued and outstanding	836	836
Series B - 1,000,000 shares issued and outstanding	1,000	1,000
Series C - 2,250,000 shares issued and outstanding	2,250	2,250
Common stock, $0.001 par value; 500,000,000 shares authorized,
62,648,709 and 50,748,709 shares issued and oustanding,
respectively	62,649	50,749
Additional paid-in capital	36,439,366	35,502,478
Accumulated deficit prior to current development stage	(19,234,546)	(19,234,546)
Accumulated deficit in development stage	(18,633,942)	(17,394,515)
Accumulated comprehensive income (loss)	(111,690)	(435,600)
Total Stockholders' Deficit	(1,474,077)	(1,507,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,364,196	$3,263,221

The accompanying condensed notes are an integral part of these interim consolidated financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			Inception of
			Development Stage
	Three Months Ended		(January 1, 2005)
	March 31,	March 31,	to
	2007	2006	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$58,420	$-	$135,513
-
COST OF SALES	67,564	-	167,804

Gross Profit (Loss)	(9,144)	-	(32,291)

OPERATING EXPENSES
General and administrative	171,444	67,093	1,673,134
Depreciation expense	9,231	-	27,515
Management fees	137,500	105,000	1,160,229
Marketing expenses	354,833	213,425	10,107,020
Selling expenses	359,300	146,856	5,511,840
TOTAL OPERATING EXPENSES	1,032,308	532,374	18,479,738

LOSS FROM OPERATIONS	(1,041,452)	(532,374)	(18,512,029)

OTHER INCOME (EXPENSES)
Other income	140,625	-	480,897
Gain on forgiveness of debt	-	-	2,500
Interest expense	(10,223)	(18,638)	(173,595)
Loss on sale of investment	(328,377)	-	(417,544)
Loss on abandonment of assets	-	-	(14,171)
TOTAL OTHER INCOME (EXPENSES)	(197,975)	(18,638)	(121,913)

LOSS BEFORE TAXES	(1,239,427)	(551,012)	(18,633,942)

INCOME TAXES	-	-	-

NET LOSS	(1,239,427)	(551,012)	(18,633,942)

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on marketable securities	323,910	-	(111,690)

COMPREHENSIVE LOSS	$(915,517)	$(551,012)	$(18,745,632)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.43)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	56,159,265	1,288,265

The accompanying condensed notes are an integral part of these interim consolidated financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Accumulated
	Convertible Preferred Stock		Common Stock		Paid-in	Deficit	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Totals

Balance, December 31, 2004	835,660	$836	232,258	$232	$16,193,129	$(19,234,546)	$-	$(3,040,349)

Shares issued for consulting expense	-	-	996,260	996	6,945,396	-	-	6,946,392

Shares issued for debt	-	-	5,000	5	57,495	-	-	57,500

Shares issued in exchange for compensation	1,000,000	1,000	-	-	99,000	-	-	100,000

Net loss for year ending December 31, 2005	-	-	-	-	-	(7,783,970)	-	(7,783,970)

Balance, December 31, 2005	1,835,660	1,836	1,233,518	1,233	23,295,020	(27,018,516)	-	(3,720,427)

Shares issued for management and consulting fees	-	-	245,000	245	489,755	-	-	490,000

Shares issued for accrued liabilities	-	-	205,000	205	409,795	-	-	410,000

Shares issued for acquisition of subsidiary	1,650,000	1,650	-	-	1,648,350	-	-	1,650,000
-
Shares issued for accrued management fees	600,000	600	-	-	599,400	-	-	600,000
-
Shares issued for related party payable	-	-	5,200,000	5,200	1,228,031	-	-	1,233,231
-
Shares issued for marketing and selling expenses	-	-	43,865,191	43,866	7,832,127	-	-	7,875,993
-
Net loss for year ending December 31, 2006	-	-	-	-	-	(9,610,545)	-	(9,610,545)

Unrealized loss on investments	-	-	-	-	-	-	(435,600)	(435,600)

Balance, December 31, 2006	4,085,660	4,086	50,748,709	50,749	35,502,478	(36,629,061)	(435,600)	(1,507,348)

Common stock issued for cash	-	-	3,268,000	3,268	161,420	-	-	164,688

Shares issued for marketing, selling, and financing costs	-	-	14,232,000	14,232	749,868	-	-	764,100

Shares issued for related party notes payable	-	-	400,000	400	19,600	-	-	20,000

Cancelled shares	-	-	(6,000,000)	(6,000)	6,000	-	-	-

Net loss for period ending March 31, 2007	-	-	-	-	-	(1,239,427)	-	(1,239,427)

Unrealized loss on investments	-	-	-	-	-	-	323,910	323,910

Balance, March 31, 2007 (unaudited)	4,085,660	$4,086	62,648,709	$62,649	$36,439,366	$(37,868,488)	$(111,690)	$(1,474,077)

The accompanying condensed notes are an integral part of these interim consolidated financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Inception of
			Development Stage
	Three Months Ended		(January 1, 2005)
	March 31,	March 31,	to
	2007	2006	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,239,427)	$(551,012)	$(18,633,942)

Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for accrued wages	-	-	510,000
Common stock issued for compensation and services	-	360,280	7,436,392
Reserve for issuance of issuance of preferred stock	-	-	400,000
Preferred shares issued for accrued management fees	-	-	600,000
Forgiveness of debt	-	-	(2,500)
Bad debt expense	-	-	20,000
Amortization of deferred revenues	(140,625)	-	(468,750)
Common stock issued for marketing, selling, and financing costs	764,100	-	8,640,093
Loss on sale of investment	328,377	-	417,544
Loss on abandonment of assets	-	-	14,171
Depreciation	9,231	-	27,515
(Increase) decrease in:
Deposits	(88,302)	-	(88,302)
Inventories	10,000	-	69,720
Other current assets	(8,721)	(5,000)	(8,721)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,230)	53,804	315,984
Accrued liabilities	159,520	104,161	91,933
Deferred revenues and customer deposits	98,464	1,000	349,252
Net cash provided (used) by operating activities	(108,613)	(36,767)	(309,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase from loans receivable	-	-	(7,500)
Cash acquired in acquisition	-	-	18,578
Purchase of plant, property, and equipment	(2,500)	-	(2,500)
Cash received from sale of investments	9,123	-	32,456
Net cash provided (used) by investing activities	6,623	-	41,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(11,200)	89,500	161,583
Common stock issued for cash	164,688	-	164,688
Decrease in bank overdrafts	(6,760)	(334)	(6,749)
Decrease in lines of credit	(1,740)	-	(1,794)
Decrease in bank indebtness	(6,375)	-	(3,677)
Payments on vehicle loans	(2,350)	-	(9,339)
Net cash provided by financing activities	136,263	89,166	304,712

Change in cash	34,273	52,399	36,135

Cash, beginning of period	1,862	-	-

Cash, end of period	$36,135	$52,399	$36,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,711	$-	$27,009
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt	$20,000	$-	$77,500
Preferred shares issued for subsidiary	$-	$-	$1,650,000
Shares issued for related party payable	$-	$-	$1,233,231

The accompanying condensed notes are an integral part of these interim consolidated financial statements

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired all of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Additionally, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of March 31, 2007, the 400,000 shares had not yet been issued and the Company has accrued a liability related to this issuance. Rhino Off Road Industries, Inc. was incorporated on September 25, 2003 in the State of Nevada.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended
March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Deferred Revenues
In 2006 and 2005, the Company received deferred revenues which consisted of the resale of X-Board dealership for approximately $174,453, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue. The Company has also received customer deposits of $137,663 for vehicle purchases that had not been delivered as of March 31, 2007. The Company also received deferred revenues from a sponsorship agreement with Luvoo, Inc. where the Company received stock in exchange for advertising. The deferred revenue received from this sponsorship is being amortized over a one year period at a rate of $46,875 per month as other income. As of March 31, 2007, deferred revenue yet to be amortized from this sponsorship agreement was $93,750.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Development Stage Activities
Since the inception of the current development stage (which began January 1, 2005), the Company has realized minimal revenue from operations. It expects to be engaged to provide management and sales support to businesses focused in the Extreme Sports/Lifestyle market segment.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing of its project; and (4) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Rhino Off Road Industries, Inc. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At March 31, 2007, no impairment was deemed necessary for the Company’s goodwill.

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

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis.

	March 31,	December 31,
	2007	2006
Raw materials and work-in-process	$47,954	$57,954
Finished goods	65,536	65,536
Total Inventory	$113,490	$123,490

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Marketable Securities
The Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Available-for-sale securities consist of equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the average cost method and are included in earnings. The Company determines the gain or loss on investment securities held as available-for-sale, based upon the accumulated cost basis of specific investment accounts. On the Company’s balance sheet, short-term available for sale securities are classified as “marketable securities.” See Note 12.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 4.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rhino Outdoor International, Inc. and its wholly owned subsidiaries: IDS Cellular, Inc. (“IDS”) and Rhino Off Road Industries, Inc. All significant intercompany transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less depreciation taken. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years.

The following is a summary of property, equipment, and accumulated depreciation:

	March 31,	December 31,
	2007	2006

Plant assets	$122,734	$120,234
Office furniture	4,858	4,858
Leasehold improvements	1,146	1,146
	128,738	126,238
Less accumulated depreciation	(27,515)	(18,284)
Net, property and equipment	$101,223	$107,954

Depreciation expense for the period ended March 31, 2007 and 2006 was $9,231 and $0, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. These shares are convertible to common stock.  As of March 31, 2007, the Company has issued 835,660 shares of preferred Series A, 1,000,000 shares of preferred Series B, and 2,250,000 shares of preferred Series C.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ending March 31, 2007, the Company issued 3,268,000 shares of common stock in exchange for $164,688 in cash. Also, during the period ending March 31, 2007, the Company issued 14,232,000 of its common stock in exchange for marketing, selling, and financing costs valued at $764,100. Also, during the period ending March 31, 2007, the Company issued 400,000 shares of common stock for related party debt of $20,000. These services were measured at the fair market value of the shares received on the day the shares were issued. The Company also cancelled 6,000,000 shares of its common stock that were authorized, but undistributed in 2006 due to a lack of performance by the recipient.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 - LEASE COMMITMENTS

Lease Payments
The Company has operating lease commitments for its premises in Henderson, Nevada. The monthly lease commitment is approximately $8,100. For the periods ending March 31, 2007 and 2006, the Company had paid approximately $24,000 and $0 for rent of facilities, respectively. This lease was acquired during the acquisition with Rhino Off Roads Industries, Inc. The Company renewed it monthly operating lease and it expires in December 2008.

NOTE 7 - LINES OF CREDIT

The Company has a $100,000 operating line of credit with the Bank of Nevada that bears interest at a rate of 8.5% per annum. The balance of this line of credit at March 31, 2007 was $98,260. This line of credit has no security directly associated with it.
The Company has a second operating line of credit for $200,000 with the Bank of Nevada that bears interest at 8.5% per annum. The balance of this line of credit at March 31, 2007 was $199,896.19. This line of credit is 100% secured with a CD owned by related parties.

Both lines of credit were acquired during the acquisition with Rhino Off Road Industries, Inc.

NOTE 8 - VEHICLE LOANS

The Company has two five-year vehicle loans with lending companies and pays approximately $1,250 a month in payments at an average interest rate of approximately 2.5% on these vehicles. Both loans mature in 2009. At March 31, 2007 and December 31, 2006, the balances owed on vehicle loans were $33,951 and $36,302, respectively. These loans were acquired during the acquisition with Rhino Off Roads Industries, Inc.

Year Ending:
December 31, 2007	$11,903
December 31, 2008	14,643
December 31, 2009	7,405
December 31, 2010	-
December 31, 2011	-
Remaining principal on vehicles	$33,951

NOTE 9 - NOTES PAYABLE

The Company has a note payable due in installments of $5,000 per month that matured in March 2004. Interest accrues at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software. It is personally guaranteed by two former officers of the Company. This loan is in default at March 31, 2007. The balance owed at March 31, 2007 and December 31, 2006 $109,000, respectively.

The Company has another note payable to a cellular phone service provider, which required the Company to make two payments on January 2, 2005 and August 2, 2005 of $92,596. These payments were never made. The Company is in default on this note payable and has accrued interest using at a rate of approximately 5% per annum. The balance owed at March 31, 2007 and December 31, 2006 was $185,192, respectively.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

The Company has a 5-year term loan with Bank of Nevada which had an initial value of $125,000. With approximately two years remaining on the term, it bears interest at an annual rate of 7.5%, and is secured by all physical assets of the business. This loan is also secured by a personal guarantee by related parties. At March 31, 2007 and December 31, 2006, the balances were $57,538 and $63,912, respectively. These loans were acquired during the acquisition with Rhino Off Roads Industries, Inc.

Year Ending:
December 31, 2007	$19,856
December 31, 2008	28,267
December 31, 2009	9,415
December 31, 2010	-
December 31, 2011	-
Remaining principal note payable with Bank of Nevada	$57,538

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

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at March 31, 2007 is approximately $675,000, which consists of unpaid payroll taxes, which were accrued in 2004 and earlier years.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 11 - RELATED PARTY TRANSACTIONS

Accrued payroll represents amounts owed to management for services provided. At March 31, 2007 and December 31, 2006, the Company had accrued payroll of $664,833 and $527,333, respectively.

Related party payables represent amounts due to management and shareholders, who have loaned money to the Company to pay expenses on behalf of the Company. At March 31, 2007 and December 31, 2006, short-term related party payables were $542,614 and $573,814, respectively. These loans are unsecured, non-interest bearing, and payable on demand. During the period ending March 31, 2007, the Company issued 400,000 shares of its common stock in exchange for $20,000 of this debt. Also, during the period ending March 31, 2007, the chairman of the board, both loaned funds and was paid back funds loaned to the Company for a net amount of $11,200 to reduce the liability owed to him. During the year ended December 31, 2006, related party debt of $1,233,231 was converted to 5,200,000 shares of common stock.

The Company issues shares of stock for consulting services in consideration for marketing, selling, and financing costs. During the periods ending March 31, 2007 and 2006, the Company issued 14,232,000 and 94,951 shares of common stock for $764,100 and $360,280, respectively, to management and related parties for these consulting services.

NOTE 12 - MARKETABLE SECURITIES

The Company’s securities investments are classified as available-for-sale securities and are recorded at fair value as of the balance sheet date, with the change in fair value during the period included in accumulated comprehensive income (loss).

In May 2006, the Company acquired shares of common stock in Luvoo, Inc, a public company.

The Company’s marketable securities are summarized as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Total fair value of Luvoo, Inc.	$810	$14,400
Gross unrealized (loss)	(111,690)	(435,600)
Cost	$112,500	$464,400

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 13 - ACQUISITION AND PROFORMA OF RHINO OFF ROADS INDUSTRIES, INC.

On June 21, 2006, the Company acquired one hundred percent of the issued and outstanding shares of Rhino Off Roads Industries, Inc. for 1,650,000 convertible preferred shares Series C of Rhino Outdoor International, Inc. Per the merger agreement, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers. Furthermore, 400,000 shares were to be issued for loan guarantees that the subsidiary’s officers had for lines of credit and bank indebtedness. As of March 31, 2007, these shares have not been issued.

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

NOTE 13 – ACQUISITION AND PROFORMA OF RHINO OFF ROADS INDUSTRIES, INC. - (Continued)

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

				PROFORMA
	Rhino Outdoor	Rhino Off Roads		Rhino Outdoor
	International, Inc.	Industries, Inc.		International, Inc.
	Three Months	Three Months		Three Months
	Ended	Ended		Ended
	March 31,	March 31,		March 31,
	2006	2006	Eliminations	2006
	(unaudited)	(unaudited)		(unaudited)

REVENUES	$-	$53,482	$-	$53,482

COST OF SALES	-	98,660	-	98,660

Gross Profit (Loss)	-	(45,178)	-	(45,178)

OPERATING EXPENSES
General and administrative	67,093	46,972	-	114,065
Research and development	-	998	-	998
Depreciation expense	-	8,505	-	8,505
Management fees	105,000	67,293	-	172,293
Marketing expenses	213,425	2,809	-	216,234
Selling expenses	146,856	-	-	146,856
TOTAL OPERATING EXPENSES	532,374	126,577	-	658,951

LOSS FROM OPERATIONS	(532,374)	(171,755)	-	(704,129)

OTHER INCOME (EXPENSES)
Other income	-	17,169	-	17,169
Gain on forgiveness of debt	-		-	-
Interest expense	(18,638)	(22,119)	-	(40,757)
Loss on sale of investment	-	-	-	-
Loss on abandonment of assets	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	(18,638)	(4,950)	-	(23,588)

LOSS BEFORE TAXES	(551,012)	(176,705)	-	(727,717)

INCOME TAXES	-	-	-	-

NET LOSS	(551,012)	(176,705)	-	(727,717)

OTHER COMPREHENSIVE INCOME
Unrealized loss on marketable securities	-	-	-	-

COMPREHENSIVE LOSS	$(551,012)	$(176,705)	$-	$(727,717)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED				$(0.56)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED				1,288,265

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

OVERVIEW

Rhino Outdoor International, Inc. (“ROI”) did not record revenues during 2005. We discontinued the third party affiliate sales of Cellular phones and services during 2004, and discontinued all cellular sales in 2005 due to the financial losses inherent with the commission structure paid to third party affiliates. The affiliate commissions were earned on "leads" provided, rather than on sales made, therefore the cancellations and returns on cellular phones were not recouped from the third party affiliate and the losses became ROI expense. During 2007, 2006 and 2005, we have focused on developing a new business plan in the extreme sports sector and marketing of its lifestyle. We engaged with three primary products during 2005: XBoard; Rhino; and Planet X TV.

In 2007 and 2006, we have focused our efforts on Rhino Off Road Industries, and its product the RTV. On June 21, 2006 we, acquired by share exchange agreement and plan of reorganization all the outstanding shares of capital stock of Rhino in exchange for shares of capital stock of ROI, formerly known as CyberAds. On August 30, 2006, the Company was renamed Rhino Outdoor International, Inc, to reflect a more accurate brand name for our business model. During 2006, we implemented sales and marketing strategies for the Rhino Off Road RTV, and invested in further development of new models which are designed to increase sales to consumers, and potentially to government agencies for the Search and Rescue requirements. During the first quarter of 2007, we have continued to focus on developing the Rhino RTV product line, and began marketing to consumers through trade advertising and direct sales through our web site.

RELATED PARTIES AND RELIANCE ON CERTAIN PROVIDERS

We rely on the suppliers of inventory to Rhino, for production of products specific to our reselling, or direct selling rights.

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

During 2006, we did not focus on either Planet X or XBoard as we expanded our efforts towards Rhino and the acquisition and subsequent development of the RTV and potential government Search and Rescue opportunities. In 2006, we entered into an LOI with Great West Vans (“GWV”). We have not concluded on the transaction and there is no guarantee that the company will raise the capital required to complete this specific transaction.

During the first quarter of 2007, we have continued to pursue the GWV acquisition. Further, we have developed a strategic relationship with Arizona Emergency products for the distribution to government agencies of our recently developed Emergency Response vehicle. Additionally, we are completing the design and prototype on a new 4-seater version of the RTV to expand our product line to meet the consumer demand.

PATENTS AND PROPRIETARY RIGHTS

We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

QUARTER ENDED March 31, 2007 AND 2006

We reported revenues of $58,420 and $0 for the quarter ending March 31, 2007 and 2006, respectively, losses of $ 1,563,337 and $ 551,012 during the quarters ended March 31, 2007 and 2006, respectively. The increase in revenue from 2007 to 2006 is attributed to the acquisition of Rhino Off Road effective June 21, 2006 and our effort to develop into an Outdoor lifestyle sector company. The increase in losses was due to the developmental stage of the company, and our investment in developing the sales and marketing plan for Rhino Off Road.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the three months ended March 31, 2006.

			Increase
	2007	2006	Amount	Percentage
Revenue	$58,420	$0	$58,420	100%

Revenue for the three months ended March 31, 2007 resulted from the sale of Rhino RTV vehicles. There were no sales in 2006 as we were in developmental stage.

			Decrease
	2007	2006	Amount	Percentage
G&A expense and management fees	$308,894	$172,093	$136,851	0%

G & A Expenses for the three months ended March 31, 2007 resulted from maintaining our developmental stage, management fees, and administrative expenses related to Rhino Off Road. G&A expenses in 2006 were attributable to maintaining the developmental stage of the company and management fees.

			Increase
	2007	2006	Amount	Percentage
Marketing Expenses	$354,833	$213,425	$141,408	66%

Marketing Expenses for the three months ended March 31, 2007 increased by $141,408 versus 2006 due to trade shows, product demonstrations, consultants, and efforts toward recruitment of Government sales.

			Increase
	2007	2006	Amount	Percentage
Selling Expenses	$359,300	$146,856	$212,444	144%

Selling Expenses for the three months ended March 31, 2007 increased by $212,444 as a result of additional sales, management consulting expenses primarily in an effort to represent additional business opportunities, and develop distribution opportunities for Rhino,

			Increase
	2007	2006	Amount	Percentage
Other Income	$140,625	$0	$140,625	100%

Other Income for the three months ended March 31, 2007 was derived by a marketing activity related to a promotion on the Rhino RTV product line.

			Increase
	2007	2006	Amount	Percentage
Interest Expense	$10,233	$18,638	$-8,415	45%

Interest expense for the three months ended March 31, 2007 decreased to $10,233 versus $18,628 in 2006. The decrease of $8,415 was attributable to a reduction in interest on notes to related note payables.

			Increase
	2007	2006	Amount	Percentage
Loss on sale of investments	$(328,377)	$0	$328,377	100%

Loss on sale of investments for 2007 reflects the direct loss in value of the stock the company received from a 3rd party for the promotion of Luvoo dating service on Rhino RTV’s at competition events during 2006/2007.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 compared to December 31, 2006:

	As of March 31, 2007		Increase
	2007	2006	Amount	Percentage
Deferred net revenue	$405,866	$448,027	$42,161	9%

Deferred net revenue consisted of the resale of X-Board dealerships for approximately $174,453, net of commissions. The X-Board product has not yet come to market. Accordingly, the Company has not recorded the sales as revenue. The company received sponsorship agreement with Luvoo which is based on a strategic relationship and a 3rd party provided Rhino Off Road with Luvoo common stock, during 2006 Rhino Off Road booked $93,750 in deferred sponsorship income. Additionally, there is a $137,663 customer deposit listed in deferred revenue.

Liquidity and Capital Resources

As of March 31, 2007, the Company had current assets totaling $249,510 and a working capital deficit of $4,537,759. These assets consist of cash on hand of $36,135, marketable securities of $810, inventories of $113,490, and other current assets of $10,773. Net stockholders' deficit in the Company was $1,474,077 at March 31, 2007. The Company is in the development stage and, since January 1, 2005, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $108,613 and $36,767 for the three months periods ending March 31, 2007 and 2006, respectively. Cash over the periods was used on accounting, administration, consulting, research and development, and shares issued for sales and marketing expenses.

Cash flow provided from investing activities was $6,623 and $0 for the three months periods ending March 31, 2007 and 2006, respectively. Investing activities over the period consisted of sales of marketable securities and investments in plant, property, and equipment.

Cash flows provided in financing activities was $136,263 and $89,166 for the three months periods ending March 31, 2007 and 2006, respectively. During 2007, cash flow was provided by the sale of common stock of the company for cash $164,688, offset by reductions in advances by related parties, and bank indebtedness, vehicle loans, and line of credit.

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

Rhino Outdoor International, Inc.

Date: May 21, 2007	By:	/s/ Howard Pearl
Howard Pearl
President and Chief Executive Officer