Form 10QSB
period 2007-06-30
Rhino Outdoor International, Inc.
filed 2007-08-27
CIK 1121520

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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
                                Yes    ☐    No    ☒

As of August 27, 2007, the number of outstanding shares of the issuer's common stock was 65,266,209 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    Yes    o    No    ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets for the periods ended
	June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations for the Three Months and Six Months
	ended June 30, 2007 and 2006, and from inception of development
	stage January 1, 2005 to June 30, 2007	4

	Consolidated Statement of Stockholders' Equity	5

	Consolidated Unaudited Statement of Cash Flows for the Six Months
	ended June 30, 2007 and 2006, and from inception of development
	stage January 1, 2005 to June 30, 2007	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	16

ITEM 3.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	20

SIGNATURES		21

ITEM 1. FINANCIAL STATEMENTS

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007

	June 30	December 31
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$9,103	$1,862
Note receivable	4,500	-
Loan receivable		-
Prepaid expense	1,852	-
Inventory	113,490	123,490
Other current assets	88,502	2,052
Total Current Assets	217,447	127,404

PROPERTY AND EQUIPMENT, NET	92,081	107,954

OTHER ASSETS
Investments	900	14,400
Goodwill	3,013,463	3,013,463
Total Other Assets	3,014,363	3,027,863

TOTAL ASSETS	$3,323,891	$3,263,221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,281,163	$1,300,032
Accounts payable- checks in excess of bank balance	-	21,534
Accrued liabilities	1,638,798	1,332,860
Lines of credit	292,995	299,896
Current portion of long-term debt	36,141	40,485
Deferred revenue and customer deposites	272,991	448,027
Notes payable	459,172	294,192
Notes payable - related party	477,614	573,814
Other current liabilities	400,000	400,000
Total Current Liabilities	4,858,874	4,710,840

LONG TERM LIABILITIES
Bank indebtedness	29,155	37,682
Vehicle loans, net current portion	15,663	22,047
Total Long Term Liabilities	44,818	59,729

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
Series A - 835,660 shares issued and outstanding	836	836
Series B - 1,000,000 shares issued and outstanding	1,000	1,000
Series C - 2,250,000 shares issued and outstanding	2,250	2,250
Common stock, $.001 par value; 500,000,000 shares authorized,
66,066,209 and 50,748,709 shares issued and oustanding,
respectively	66,066	50,749
Additional paid-in capital	36,595,323	35,502,478
Accumulated deficit prior to curent development stage	(19,234,546)	(19,234,546)
Accumulated deficit in development stage	(18,899,130)	(17,394,515)
Accumulated comprehensive income (loss)	(111,600)	(435,600)
Total Stockholders' Equity (Deficit)	(1,579,801)	(1,507,348)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,323,891	$3,263,221

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
JUNE 30, 2007
					Inception of
					Development
					Stage
	Three Months Ended		Six Months Ended		(January 1, 2005)
	June 30	June 30	June 30	June 30	to
	2007	2006	2007	2006	June 30
	(unaudited)		(unaudited)		2007

REVENUES	$218,340	$29,750	$417,385	$29750	494,478
					-
COST OF GOODS SOLD	$50,480	$24,654	$115,761	$24654	216,001

Gross Profit	167,860	5,096	301,624	5,096	278,477

OPERATING EXPENSES
Depreciation	9,142	851	18,373	851	36,657
General and administrative	161,105	74,257	261,480	141,350	1,763,170
Marketing expense	59,375	382,634	414,175	596,059	10,166,362
Selling expenses	-	18,000	359,300	164,856	5,511,840
Management fees	188,944	601,729	374,730	706,729	1,397,459
TOTAL OPERATING EXPENSES	418,566	1,077,471	1,428,058	1,609,845	18,875,488

LOSS FROM OPERATIONS	(250,706)	(1,072,375)	(1,126,434)	(1,604,749)	(18,597,011)

OTHER INCOME (EXPENSES)
Other income		14,063		14,063	340,272
Interest income					2,500
Interest expense	(14,483)	(21,220)	(24,706)	(39,858)	(188,078)
Acquisition expense	-		(25,098)
Gain /loss on sale of investment	-		(328,377)
Gain on forgiveness of debt					(14,171)
TOTAL OTHER INCOME (EXPENSES)	(14,483)	(7,157)	(378,181)	(25,795)	(199,749)

LOSS BEFORE TAXES	(265,189)	(1,079,532)	(1,504,615)	(1,630,544)	(18,796,760)

INCOME TAXES	-	-		-	-

NET LOSS	(265,189)	(1,079,532)	(1,504,615)	(1,630,544)	(18,796,760)

OTHER COMPREHENSIVE INCOME
Unrealized gain on investments	90	540,000	(111,600)	540,000	(547,200)

COMPREHENSIVE LOSS	$(265,099)	$(539,532)	$(1,616,215)	$(1,090,544)	$(19,343,960)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)	(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	65,266,209	151,172,738	61,374,216	140,106,932

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
JUNE 30, 2007

					Additional		Other
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Totals

Balance, December 31, 2004	835,600	$836	$232,258	$232	$16,193,129	$(19,234,546)		$(3,040,349)

Shares issued for consulting expense			996,260	996	6,945,396			6,946,392
								-
Shares issued for debt			5,000	5	57,495			57,500
								-
Shares issued for compensation	1,000,000	1,000			99,000			100,000
								-
Net loss for year ending December 31, 2005						(7,783,970)		(7,783,970)

Balance, December 31, 2005	1,835,600	1,836	1,233,518	1,233	23,295,020	(27,018,516)		(3,720,427)

Shares issued for management and consulting fees			245,000	245	489,755			490,000
								-
Shares issued for accrued liabilities			205,000	205	409,795			410,000
								-
Shares issued for acquistion of subsidiary	1,650,000	1,650			1,648,350			1,650,000
								-
Shares issued for accrued management fees	600,000	600			599,400			600,000

Shares issued for related party payable			5,200,000	5,200	1,228,031			1,233,231
								-
Shares issued for marketing and selling expenses			43,865,191	43,866	7,832,127			7,875,993

Net loss for period ending December 31, 2006						(9,610,545)		(9,610,545)
								-
Unrealized loss on investments							(435,600)	(435,600)

Balance, December 31, 2006	4,085,600	4,086	50,748,709	50,749	35,502,478	(36,629,061)	(435,600)	(1,507,348)

Common stock issued for cash			5,268,000	5,267	259,420			264,687
								-
Shares issued for marketing, selling and financing costs			15,649,500	15,650	807,825			823,475
								-
Shares issued for related party notes payable			400,000	400	19,600			20,000
								-
Cancelled shares			(6,000,000)	(6,000)	6,000			-
								-
Net loss for period ending June 30, 2007						(1,504,615)		(1,504,615)
								-
Unrealized loss on investments							324,000	324,000

Balance, June 30, 2007 (unaudited)	4,085,600	4,086	66,066,209	66,066	36,595,323	(38,133,676)	(111,600)	(1,579,801)

RHINO OUTDOOR INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2007
			From
			inception of
			development
			stage
			January 1, 2005
	Six Months Ended		to
	June 30	June 30	June 30
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,504,615)	$(1,630,544)	(18,899,130)
Unearned revenue			-
Provision for doubtful accounts			-
Stock issued for accrued wages		450,000	510,000
Stock issued for services		1,207,630	7,436,392
Reserve for issuance of preferred stock			400,000
Stock issued for accrued management fees		600,000	600,000
Forgiveness of debt			(2,500)
Bad debt expense			20,000
Loss on abandonment of assets			14,171
Amortization of deferred revenues	(234,375)		(562,500)
Common stock issued for marketing ans selling expenses	823,475		8,699,468
Loss on sale of investment	328,377		417,544
Amortization and depreciation	18,373	851	36,657
Adjustments to reconcile net (loss) to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in inventories	10,000		69,720
Decrease (increase) in note receivable	(4,500)		(4,500)
Decrease (increase) in accounts receivable		7,500	-
Decrease (increase) in prepaids			-
Decrease (increase) in deposits	(88,302)		(88,302)
Decrease (increase) in other current assets
Increase (decrease) in interest payable			-
Increase (decrease) in accounts payable-checks in excess			-
Increase (decrease) in accounts payable	(18,869)	116,143	298,345
Increase (decrease) in accrued payroll			-
Increase (decrease) in accrued liabilities	305,938	(784,459)	238,351
Increase (decrease) in deferred revenue and customer deposits	59,339	2,000	310,127
Increase (decrease) in inventory			-
Net cash used by operating activities	(305,159)	(30,879)	(506,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan receivable		15,000	(7,500)
Cash acquired in acquistion		18,578	18,578
Purchase of plant, property, and equipment	(2,500)
Cash from sale of investments	9,123		32,456
Net cash used by investing activities	6,623	33,578	43,534

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(96,200)	15,500	76,583
Proceeds from issuance of convertible debt	164,980		164,980
Decrease in lines of credit	(6,901)		(6,955)
Decrease in bank indebtedness	(12,870)		(10,172)
Decrease in vehicle loans	(6,384)		(13,373)
Increase in bank overdrafts	(1,535)	379	(1,524)
Proceeds from notes payable	-		-
Payment of notes payable			-
Proceeds from sale of common stock	264,687		264,687
Net cash provided by financing activities	305,777	15,879	474,226

Change in cash	7,241	18,578	11,603

Cash, beginning of period	1,862	-

Cash, end of period	$9,103	$18,578	11,603
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$2,212	21,298
Income taxes paid	$-	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$20,000	$-	77,500
Common stock issued for accrued wages		450,000	45,000
Preferred shares issued for subsidiary	$-	$1,650,000	16,500
Shares issued for related party payable		1,233,231	1,233,231

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of June 30, 2007, the 400,000 shares had not yet been issued. Rhino Off Road Industries, Inc. was incorporated on September 25, 2003 in the State of Nevada. The principal business of the Company is the design, manufacturing and sale of off road vehicles and related parts. The Company’s operations are located in Henderson, Nevada. See Note 3.

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
JUNE 30, 2007

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. Management has deemed that any liability arising from this policy would be immaterial and has accrued no compensated absences liabilities for the period ended June 30, 2007

Cost of Sales
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

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash and revenues, has incurred a net loss for the six months ended June 30, 2007, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

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

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Rhino Off Road Industries, Inc. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At June 30, 2007, no impairment was deemed necessary for the Company’s goodwill.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis.

	June 30,	June 30,
	2007	2006
Raw materials and work-in-process	$47,954	$152,107
Finished goods	65,537	$81,103
Total Inventory	$113,491	$233,210

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

Principles of Consolidation
The accompanying consolidated financial statements at June 30, 2007 include the accounts of Rhino Outdoor International, Inc. and its wholly owned subsidiaries: IDS Cellular, Inc. (“IDS”) and Rhino Off Road Industries, Inc. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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
JUNE 30, 2007

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less depreciation taken. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	June 30,
	2007	2006

Plant assets	$118,061	$177,149
Office furniture	9,532	13,984

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Leasehold improvements	1,145	1,604
	128,738	192,737
Less accumulated depreciation	(36,657)	(66,498)
Net, property and equipment	$92,081	$126,239

Depreciation and amortization expense for the period ended June 30, 2007 and 2006 was $18,373 and $851 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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
JUNE 30, 2007

During the year ended December 31, 2005, the Company issued 5,000 shares of its common stock in exchange for debt of $60,000 and recorded a gain of forgiveness of debt of $2,500 for this exchange. The services were measured at the fair market value of the shares received on the day the shares were issued.

During the twelve months ended December 31, 2006, the Company issued 245,000 and 205,000 shares of its common stock for $490,000 and $410,000 in exchange for management and consulting services and accrued wages, respectively. The services were measured at the fair market value of the shares received on the day the shares were issued. Also, during the year ended December 31, 2006, the Company issued 43,865,191 shares of common stock in exchange for marketing and selling expenses for $7,875,993. Also, during the year ended December 31, 2006, the Company issued 5,200,000 shares of common stock for related party debt of $1,300,000.

During the six months ended June 30, 2007, the Company issued 15,649,500 shares of its common stock in exchange for marketing and selling expenses of $823,475, and 5,268,000 shares in exchange for cash of $264,687 and 400,000 shares in payment of $20,000 in notes payable.  Additionally, the Company cancelled 6,000,000 shares that were previously issued for services.

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

NOTE 8 - LINES OF CREDIT AND LOANS PAYABLE

Corporate debt consisted of the following at June 30, 2007:

	2007	2006
The Company has a $100,000 operating line of credit with Nevada First Bank that bears interest at a rate of 8.5% per annum, and was completely drawn down at September 30, 2006. This line of credit has no security directly associated with it. The Company has a second operating line of $199,896 with Nevada First Bank that bears interest at 8.5% per annum, and was completely drawn down at September 30, 2006. This line of credit is 100% secured with a CD owned by related parties.	$292,995	$-299,950
The Company has a 5-year term loan with Nevada First Bank which had an initial value of $125,000. With 3 years left on the term, it bears interest at an annual rate of 7.5%, and is secured by all physical assets of the business. This loan is secured by a personal guarantee by related parties.	51,042	76,323
The Company has two vehicles 5-year loans with lending companies and pays approximately $1,250 in payments at an average interest rate of approximately 2.5% on these vehicles. The loans mature in 2009.	29,917	43,290
Note payable was due in installments of $5,000 on January 15, 2004 and February 15, 2004 with final payment due March 15, 2004, plus interest at 10% per annum; secured by all of the Company's accounts receivable, inventories, and computer hardware and software and is personally guaranteed by two former officers of the Company. In default.	109,000	109,000

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note payable to cellular phone service provider; due in installments of $92,596 payable on January 2, 2005 and August 2, 2005, plus interest at Libor index. In default.	185,192	185,192

Total Lines of Credit and Loans Payable	$668,146	$713,755

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at June 30, 2007 is approximately $601,482 of unpaid payroll taxes.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Accrued payroll and accrued taxes represents amounts owed to management for services provided. At June  30, 2007 and 2006 the Company had accrued payroll of $598,277 and $211,333, respectively

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Related party payables represent amounts due to management and shareholders, who have loaned money to the Company to pay expenses on behalf of the Company. At June 30, 2007 and 2006, short-term related party payables were $358,614 and $1,687,925, respectively. These loans are unsecured, non-interest bearing, and payable on demand.

NOTE 11 - INVESTMENTS

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

NOTE 12 - SUBSEQUENT EVENT

The Company has signed a letter of intent to acquire Great Vans West, a privately held Canadian company that manufacturers recreational class “B” motor homes.  At this time the acquisition of Great West Vans is not contemplated to be completed as the required debt structure and floorplan line required to operate the business have not been successfully negotiated.  The Company has a deposit with Great West Vans attorney’s escrow account, and if the company is not successful in completing this acquisition the company may lose all or part of the deposit depending upon final negotiations.

On August 21, 2007 the company announced it intended to complete a “share exchange agreement” with W.E.Rock an event planning and off-road championship series company.  Management estimates it will consummate the transaction on or near September 1, 2007.

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

In 2006, we focused 100% of our efforts on Rhino Off Road Industries, and it’s product the RTV.  On June 21, 2006 we acquired by share exchange agreement and plan of reorganization all the outstanding shares of capital stock of Rhino in exchange for shares of capital stock of ROI, formerly known as CyberAds.  On August 30, 2006 the company was renamed Rhino Outdoor International, Inc, to reflect a more accurate brand name for our business model.  During 2006, we implemented sales and marketing strategies for the Rhino Off Road RTV, and invested in further development of new models which are designed to increase sales to consumers, and potentially to government agencies for the Search and Rescue requirements.  During the first quarter of 2007 we continued to focus on developing the Rhino RTV product line, and began marketing to consumers through trade advertising and direct sales through our web site.

During the 2nd quarter of 2007 we continued development of the Rhino Off Road RTV and our implementation of the production facility in China.  Management spent time in China finalizing plant layout and assisting our plant facility in obtaining necessary equipment to build the RTV product line.

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

During the first quarter of 2007 we continued to pursue the GWV acquisition.  Further, we have developed a strategic relationship with Arizona Emergency products for the distribution to government agencies of our recently developed Emergency Response vehicle.  Additionally, we are completing the design and prototype on a new 4-seater version of the RTV to expand our product line to meet the consumer demand.

During the second quarter of 2007 we focused our efforts on finalizing the China production facility, and completing the design and prototype for AEP and our Rapid Response 4 seater style vehicle.

PATENTS AND PROPRIETARY RIGHTS

We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

Quarter ENDED June 30, 2007 AND  2006
We reported revenues of $218,340 and $29,750 for the quarter ending June 30, 2007 and  2006, respectively, losses of $ 265,099 and $ 539,532 during the quarters ended June 30, 2007 and 2006, respectively.  The increase in revenue from 2007 to 2006 is attributed to the acquisition of Rhino Off Road effective June 21, 2006 and our effort to develop into an Outdoor lifestyle sector company. The Increase in losses was due to the developmental stage of the company, and our investment in developing the sales and marketing plan for Rhino Off Road.  The decrease in loss is attributable to the increase in revenue during 2007 compared with 2006 2nd quarter

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to the three months ended June 30, 2006.

			Increase
	2007	2006	Amount	Percentage

Revenue	$218,340	$29,750	$188,590	633%

Revenue for the three months ended June 30, 2007 resulted from the sale of Rhino RTV vehicles, and parts. There were limited sales in 2006 as we were in developmental stage.

			Increase
	2007	2006	Amount	%

G&A Expenses	$161,105	$74,257	$86,848	116%

G & A Expenses for the three months ended June 30, 2007 resulted from maintaining our developmental stage, and administrative expenses related to Rhino Off Road, and increased travel due to China plant development.  G&A expenses in 2006 were attributable to maintaining the developmental stage of the company.

			Decrease
	2007	2006	Amount	%

Marketing Expenses	$59,375	$382,634	$323,259	544%

Marketing Expenses for the three months ended June 30, 2007 decreased by $323,259 versus 2006 due to reduction in trade shows, product demonstrations, consultants, and efforts toward recruitment of Government sales which were expensed in Quarter ending June 30 2006..

			Decrease
	2007	2006	Amount	%

Selling Expenses	$0	$29,750	$29,750	100%

Selling Expenses for the three months ended June 30, 2007 decreased by $29,750 as a result of the company not paying any commissions for  Rhino RTV sales, and managements focus on production plant development only.

			Decrease
	2007	2006	Amount	%

Management fees	$188,944	$601,729	$412,785	218%

Management fees for the three months ended June 30, 2007 was derived by accruing salaries for CEO, President and Chairman.  Fees in 2006 were attributable to accrual of executive fees and fees associated to the acquisition of Rhino Off-Road Industries management.

			Decrease
	2007	2006	Amount	%

Interest Expense	$14,483	$21,220	$6,737	46%

Interest expense for the three months ended June 30, 2007 decreased by $6,737. The decrease was attributable to a reduction in interest on notes to related parties, and interest on bank indebtedness.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 compared to June 30, 2006:

Liquidity and Capital Resources

As of June 30, 2007, the Company had current assets totaling $217,447 and a working capital deficit of $3,323,891.  These assets consist of cash on hand of $9,103, note receivable  of $4,500, inventories of $113,490, prepaid expenses of $1,852 and other current assets of $88,502.  Net stockholders' deficit in the Company was $1,579,801 at June 30, 2007.  The Company is in the development stage and, since January 1, 2005, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $305,159 for the period from December 31, 2006 till June 30, 2007. Cash over the periods was used on accounting, administration, consulting, research and development, and shares issued for  marketing expenses.

Cash flow provided from financing activities was $305,777 for the period from December 31, 2006 to June 30, 2007.  Financing activities over the period have consisted of sales of the Investments, company’s common stock and related or non-related party loans or debentures.

Cash flows provided in investing activities was $6,623 for the period.   During 2007, cash flow was provided by the sale of common stock of the company for cash $164,688, offset by reductions in advances by related parties, and bank indebtedness, vehicle loans, and line of credit..

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

Rhino Outdoor International, Inc.

Date: August 27, 2007	By:	/s/ Howard Pearl
Howard Pearl
President and Chief Executive Officer