Form 10QSB
period 2007-09-30
Rhino Outdoor International, Inc.
filed 2007-11-19
CIK 1121520

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
Yes                 ☐                 No                 ☒

As of September 30, 2007, the number of outstanding shares of the issuer's common stock was 87 706 500 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:     Yes           ☐    No    ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statement of Operations for the Three and Nine months ended September 30, 2007 and 2006 and for the current development stage (January 1, 2005) to September 30, 2007	4

	Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2007 and 2006 and for the current development stage (January 1, 2005) to September 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	15

SIGNATURES		15

ITEM 1.	FINANCIAL STATEMENTS

RHINO OUTDOOR INTERNATIONAL, INC
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$70,028	$1,862
Inventories	113,490	123,490
Other current assets	101,954	2,052
Total Current Assets	285,472	127,404

PROPERTY AND EQUIPMENT, NET	104,087	107,954

OTHER ASSETS
Investments	810	14,400
Goodwill	3,165,963	3,013,463
Total Other Assets	3,166,773	3,027,863

TOTAL ASSETS	$3,556,332	$3,263,221

LIABILITIES AND NET CAPITAL DEFICENCY

CURRENT LIABILITIES
Accounts payable	$1,292,514	$1,300,032
Checks outstanding in excess of cash in bank	-	21,534
Accrued liabilities	1,814,409	1,332,860
Lines of credit	287,689	299,896
Deferred revenue and customer deposits	272,991	448,027
Notes payable	399,692	294,192
Notes payable - related party	477,614	573,814
Convertible debt	279,980	-
Other current liabilities	429,524	440,484
Total Current Liabilities	5,254,413	4,710,840

Long-term debt	41,723	59,729

COMMITMENTS AND CONTINGENCIES

NET CAPITAL DEFICIENCY
Preferred stock, $.001 par value; 5,000,000 shares authorized,
Series A - 835,660 shares issued and outstanding	836	836
Series B - 1,000,000 shares issued and outstanding	1,000	1,000
Series C - 2,250,000 shares issued and outstanding	1,038	2,250
Common stock, $.001 par value; 500,000,000 shares authorized; shares issued and outstanding 87,706,500 (50,748,709 in 2006)	87,706	50,749
Additional paid-in capital	38,220,112	35,502,478
Accumulated deficit prior to current development stage	(19,234,,546)	(19,234,546)
Accumulated deficit in development stage	(20,704,262)	(17,394,515)
Accumulated comprehensive loss	(111,600)	(435,600)
Net Capital Deficiency	(1,739,806)	(1,507,348)

TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$3,,556,330	$3,263,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					Cumulative Activity During Current Development Stage (January 1, 2005) toSeptember 30, 2007

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

REVENUES	$112,484	$23,398	$529,869	$53,148	$606,962

COST OF GOODS SOLD	35,990	44,183	151,751	68,837	251,991

GROSS PROFIT (LOSS)	76,494	(20,785)	378,118	(15,689)	354,971

OPERATING EXPENSES
General and administrative	318,107	333,853	972,691	1,182,784	3,515,394
Marketing	50,250	3,516,474	464,425	4,112,533	10,216,612
Selling	-	3,547,474	374,730	359,300	5,511,840
Total Operating Expenses	368,357	7,397,801	1,796,416	9,007,647	19,243,846

LOSS FROM OPERATIONS	(291,863)	(7,418,586)	(1,418,298)	(9,023,386)	(18,888,875)

OTHER INCOME (EXPENSES)
Other income	-	180,155	-	194,218	340,272
Interest, net	(18,301)	(28,358)	(43,007)	(68,216)	(206,379)
Acquisition expense	-		(25,098)		(25,098)
Loss on sale of investment	-	(11,763)	(328,377)	(11,763)	(340,140
Other	-	-	-	-	(11,641)
Total Other Income (Expenses)	(18,301)	140,034	(396,482)	114,239	(218,050)

LOSS BEFORE TAXES	(310,164)	(7,278,552)	(1,814,780)	(8,909,097)	(19,106,925)

INCOME TAXES	-	-	-	-	-

NET LOSS	(310,254)	(7,278,552)	(1,814,780)	(8,909,097)	(19,106,925)

COMPREHENSIVE LOSS
Unrealized loss on investments	(90)	(920,731)	(111,600)	(411,571)	(547,290)

COMPREHENSIVE LOSS	$(310,254)	$(8,199,283)	$(1,926,470)	$(9,320,668)	$(19,654,215)

NET LOSS PER COMMON SHARE:
Basic And Diluted	$(0.00)	$(0.96)	$(0.02)	$(1.24)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	72,677,356	7,564,217	72,194,261	7,185,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC
(A Development State Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30		Cumulative Activity During Current Development Stage (January 1, 2005) to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,814,780)	$(8,909,097)	(19,106,925)
Depreciation and amortization	47,067	9,403	56,470
Stock issued for accrued wages	-	450,000	510,000
Stock issued for compensation & services	-	1,207,630	7,436,392
Reserve for issuance of preferred stock	-	-	400,000
Stock issued for accrued management fees	-	600,000	600,000
Other	-	-	11,671
Common stock issued for debt	-	1,000,000	20,000
Amortization of deferred revenues	(234,375)	-	(562,500)
Common stock issued for marketing and selling expenses	773,726	7,062,449	8,699,468
Loss on sale of investment	328,377	11,763	417,544
Preferred stock issued fro accrued management fees	-	600,000	36,657
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Changes in assets & liabilities:
Inventories	10,000	40,000	79,720
Deposits	(88,302)		(88,302)
Other assets	(4,500)	(7,740)	(12,240)
Accounts payable	(6,852)	76,443	291,493
Deferred revenue & customer deposits	443,735	(109,165)	334.,570
Accrued liabilities	(10,689)	(526,958)	(154,576)
	(556,593)	912,228	(1,138,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant, property, and equipment	(22,500)	-	(22,500)
Other	-	53,940	43,534
	(22,500)	53,940	21,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(53,700)	(969,380))	22,883
Proceeds from issuance of convertible debt	479,980	-	479,980
Proceeds from sale of common stock	264,687	-	264,687
Other	(35,674)	8,046	361,969
	655,293	(961,334)	1,129,519

Change in cash	76,200	4,834	11,603

Cash at beginning of period	1,862	-	-

Cash at end of period	$78,062	$4,834	$78,062
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$4,618	$21,298

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$20,000	$-	$97,500
Common stock issued for accrued wages	-	450,000	45,000
Common stock issued for convertible debt	200,000	-	200,000
Preferred shares issued for subsidiary	-	1,650,000	16,500
Shares issued for related party payable	-	1,233,231	1,233,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

On June 21, 2006, the Company entered into a share exchange agreement and plan of reorganization with Rhino Off Road Industries, Inc. Under this agreement and plan of reorganization, the Company acquired 100 percent of the outstanding common stock of Rhino in exchange for 1,650,000 shares of the Company’s Series C convertible preferred stock. Furthermore, the Company issued another 600,000 shares of Series C convertible preferred stock for the retention of the subsidiary’s officers and agreed to issue 400,000 shares of Series C convertible preferred stock for loan guarantees. As of  September 30, 2007, the 400,000 shares had not yet been issued. Rhino Off Road Industries, Inc. was incorporated on September 25, 2003 in the State of Nevada. The principal business of the Company is the design, manufacturing and sale of off road vehicles and related parts. The Company’s operations are located in Henderson, Nevada. See Note 3.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash and revenues, has incurred a net loss for the six months ended September 30, 2007, and has an accumulated deficit since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

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

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Rhino Off Road Industries, Inc. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2007, no impairment was deemed necessary for the Company’s goodwill.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Long-lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes incircumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Principles of Consolidation
The accompanying consolidated financial statements at September 30, 2007 include the accounts of Rhino Outdoor International, Inc. and its wholly owned subsidiaries: IDS Cellular, Inc. (“IDS”) and Rhino Off Road Industries, Inc. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated. The operations of IDS are currently idle.

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3 - CAPITAL STOCK

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

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

The Company is non-compliant with respect to certain federal and state payroll related taxes. Included in accrued payroll and payroll related liabilities at September 30, 2007 is approximately $601,482 of unpaid payroll taxes.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Accrued payroll and accrued taxes represents amounts owed to management for services provided. At September 30, 2007 and 2006 the Company had accrued payroll of $598,277 and $211,333, respectively.

Related party payables represent amounts due to management and shareholders, who have loaned money to the Company to pay expenses on behalf of the Company. At September 30, 2007 and 2006, short-term related party payables were $358,614 and $1,687,925, respectively. These loans are unsecured, non-interest bearing, and payable on demand.

RHINO OUTDOOR INTERNATIONAL, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 – BUSINESS COMBINATION

Effective September 28, 2007 the company acquired certain assets and assumed certain assets of  W.E.Rock an event planning and off-road championship series company. The business combination was accounted for as a purchase

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the 3rd quarter of 2007 we continued development of the Rhino Off Road RTV and our implementation of the production facility in China.  Management spent time in China finalizing plant layout and assisting our plant facility in obtaining necessary equipment to build the RTV product line.

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

PATENTS AND PROPRIETARY RIGHTS

We do not hold any trademark, copyright or patent protection.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 and  2006
We reported revenues of $112,484 and $23,395 for the quarter ending September 30, 2007 and  2006, respectively, losses of $ 310,254 and $7,278,552 during the quarters ended September 30, 2007 and 2006, respectively.  The increase in revenue from 2007 to 2006 is attributed to the acquisition of Rhino Off Road effective June 21, 2006 and our effort to develop into an Outdoor lifestyle sector company. The Increase in losses was due to the developmental stage of the company, and our investment in developing the sales and marketing plan for Rhino Off Road.  The decrease in loss is attributable to the increase in revenue during 2007 compared with 2006 3rd quarter

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to the three months ended September 30, 2006.

			Increase
	2007	2006	Amount	Percentage

Revenue	$112,484	$23,398	$89,086	381%

Revenue for the three months ended September 30, 2007 resulted from the sale of Rhino RTV vehicles, and parts. There were limited sales in 2006 as we were in developmental stage.

			Decrease
	2007	2006	Amount	%

G&A Expenses	$318,107	$333,853	$(15,746)	(.05)%

 G & A Expenses for the three months ended September 30, 2007 resulted from maintaining our developmental stage, and administrative expenses related to Rhino Off Road,  G&A expenses in 2006 were attributable to maintaining the developmental stage of the company.

			Decrease
	2007	2006	Amount	%

Marketing Expenses	$50,250	$3,516,474	$(3,466,224)	(986)%

Marketing Expenses for the three months ended September 30, 2007 decreased due to reduction in trade shows, product demonstrations, consultants, and efforts toward recruitment of Government sales which were expensed in Quarter ending September 30 2006..

			Decrease
	2007	2006	Amount	%

Selling Expenses	$0	$3,547,474	$(3,547,474)	(100)%

Selling Expenses for the three months ended September 30, 2007 decreased as a result of the company not paying any commissions for  Rhino RTV sales, and managements focus on production plant development only.

			Decrease
	2007	2006	Amount	%

Interest Expense	$18,301	$28,358	$(10,057)	(35)%

Interest expense for the three months ended September 30, 2007 decreased as a result of a reduction in interest on notes to related parties, and interest on bank indebtedness.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 compared to September 30, 2006:

Liquidity and Capital Resources

As of September 30, 2007, the Company had current assets totaling $285,472 and a working capital deficit of $4,968,941.  These assets consist of cash on hand of $70,028, inventories of $113,490, and other current assets of $101,954.  Net stockholders' deficit in the Company was $1,739,806 at September 30, 2007.  The Company is in the development stage and, since January 1, 2005, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $556,593 for the period from January 1, 2007 through September 30, 2007. Cash over the periods was used on accounting, administration, consulting, research and development, and shares issued for marketing expenses.

Cash flow provided from financing activities was $655,293 for the period from January 1, 2007 through September 30, 2007.  Financing activities over the period have consisted of sales of the investments and the company’s common stock and proceeds from convertible debt.

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

Rhino Outdoor International, Inc.

Date: November 19, 2007	By:	/s/ Howard Pearl
Howard Pearl
President and Chief Executive Officer